Form 10-Q
period 1997-02-28
CONCAP INC
filed 1997-05-19
CIK 835909

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549


                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES AND EXCHANGE ACTS OF 1934


For Quarter Ended February 28, 1997   Commission File No. 0-17597



                        CONCAP, INC.
        (formerly known as CONTINENTAL CAPITAL RESOURCES, INC.
      (Exact Name of Registrant as Specified in its Charter)

         TEXAS                           76-0252296
(State or Other Jurisdiction of   (I.R.S. Employer Identification
Incorporation or Organization)     No.)

  551 NW 77TH Street, Suite 109, Boca RATON, Florida  33487-1330
  (Address of Principal Executive Office)            (Zip Code)


Registrant's Telephone Number, Including Area Code (407) 998-2722

In accordance with Rule 202 of Regulation S-T, this 10-Q is being filed in paper pursuant to a continuing hardship.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                         Yes   X        No


The number of shares of registrant's Common Stock, $.003 par value, outstanding as of February 28, 1997 as 50,815,488 shares.

                           CONCAP, INC.

                              INDEX

                                                            Page
                                                           Number

PART I -- FINANCIAL INFORMATION:

     Item 1.  Financial Statements

          Balance Sheet -- February 28, 1997 (Unaudited)
          and May 31, 1996 (Audited)  . . . . . . . . . . . . . 1

          Statement of Operations (Unaudited) -- For the Periods
          Ended February 28, 1997 and 1996.. . . . . . . . . . . 2

          Statement of Cash Flows (Unaudited) -- For the Periods
          Ended February 28, 1997 and 1996. . . . . . . . . . . 3

          Notes to Financial Statements. . . . . . . . . . . . .4

     Item 2  Management's Discussion and Analysis of Financial

          Condition and Results of Operation. . . . . . . . . .5

PART II -- OTHER INFORMATION:

     Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . .7

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .8



                           CONCAP, INC.
                 (A Developmental Stage Company)
                          Boca Raton, FL

                          BALANCE SHEET
                                   Feb. 28, 1997        May 31, 1996
                                   (unaudited)          (audited)

CURRENT ASSETS:
     Cash                          $       0            $       0

FURN. & EQUIPMENT:
     Equipment, net                        0                    0

OTHER ASSETS:
     Organization Costs, net               0                    0

     TOTAL ASSETS                  $       0            $       0


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable              $   6,440            $   6,440
     Accrued Expenses                185,716              158,716
     Loan Payable - Officers           1,200                1,200

     Total Current Liabilities     $ 193,356            $ 166,356

STOCKHOLDERS' EQUITY:
     Common Stock, $.0001 par value
     500,000,000 shares authorized;
     50,815,488 shares
     issued and outstanding        $   5,082            $   5,082
     Additional paid-in capital      699,665              699,665
     Deficit accumulated during the
     development stage              (898,103)            (871,103)
     Total Stockholders' Equity     (193,356)            (166,356)

TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY           $       0            $       0




           The accompanying notes are an integral part of these financial statements

                           CONCAP, INC.
                  (A Development Stage Company)

                     STATEMENT OF OPERATIONS
         FOR THE PERIODS ENDED FEBRUARY 28, 1997 AND 1996
                           (Unaudited)

                                   Three Mos.         Three Mos.
                                   Ended              Ended
                                   Feb.28,1997        Feb.29,1997
OPERATING REVENUES                 $         0        $         0

OPERATING EXPENSES                       9,000              9,000

OPERATING INCOME (LOSS)                 (9,000)            (9,000)

NET LOSS DURING
  DEVELOPMENT STAGE                $    (9,000)       $   ( 9,000)



EARNINGS (LOSS) PER SHARE              NIL                NIL

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING         $50,815,488        $50,815,488









           The accompanying notes are an integral part of these financial statements


                           CONCAP, INC.
                 (A Developmental Stage Company)
                       Boca Raton, Florida

                     STATEMENT OF CASH FLOWS
                           (Unaudited)


                                         Three Months Ended
                                            February 28,
                                        1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                     $(  9,000)    $(  9,000)
  Adjustments to Reconcile Net
   Income (Loss) to Net Cash provided
   by Operating Activities:
     Depreciation and Amortizatio               0             0

CHANGES IN ASSETS AND LIABILITIES:

  Increase in Accrued Expenses              9,000         9,000




NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                      0             0

NET INCREASE (DECREASE) IN CASH                 0             0
CASH AT BEGINNING OF PERIOD                     0             0

CASH AT END OF PERIOD                           0             0







           The accompanying notes are an integral part of these financial statements.

                           CONCAP, INC.
                  (A Development Stage Company)
                       Boca Raton, Florida

             NOTES TO UNAUDITED FINANCIAL STATEMENTS



1.  BASIS OF REPRESENTATION
     The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods represented.

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principals, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of May 31, 1996 contained in the Company's Annual Report on Form 10-K.

2.  EARNINGS PER SHARE

     Per share information is computed based on the weighted average number of shares outstanding during the periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     During the quarter ended February 28, 1997, the Company continued its search for suitable potential merger or acquisition candidates as well as its consideration for possible subsidiary shell merger/spin-off candidates.

     The Company has had limited operations since its inception and for the quarters ended February 28, 1997 and 1996, the Company had no operating revenue. Electronic Imagery, Inc.'s restricted stock consisting of 35,000 shares of common stock is currently valued at $50,000.00, although there is no guarantee any proceeds will be received in the event of sale of said stock. There was no Interest Income reported for the quarter.

     For the quarters ended February 28, 1997 and 1996, the Company had operating expenses of $ 9,000.00 each, consisting primarily of professional fees, all relating to the Company's search for and negotiations with potential merger or acquisition candidates, and compliance with reporting requirements associated with the Company's status as a public company. Thus the Company reported an operating loss of $9,000.00 for the periods.

     On August 26, 1996, the name of the corporation was changed to Concap, Inc.

Material Changes in Financial Conditions, Liquidity and Capital
Resources


     An accurate barometer of the Company's liquidity is its cash balances. The Company's cash balances were $ -0- at February 28,
1997 and February 28, 1996, the same period of the preceding year.

     The company's operation have been and continue to be conducted on a severely curtailed basis. Management of the Company is funding the cash needs via reduced consulting fees, and sale of stock proceeds.

                   PART II -- OTHER INFORMATION


Item 6.

Exhibits and Reports on Form 8-K

     A.                            Exhibits

                                   None

     B.                            Reports on Form 8-K

                                   None

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Acts of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONCAP, INC.


Date:                           By:
                                   CARL H. CANTER, President