Form 10-K
period 1997-05-31
CONCAP INC
filed 1997-09-11
CIK 835909

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                            FORM 10-K

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES AND EXCHANGE ACTS OF 1934


For Fiscal Year Ended May 31, 1997    Commission File No. 0-17597

                            CONCAP, INC.
      (Formerly known as Continental Capital Resources, Inc.)
        Name of Registrant as Specified in its Charter)



         TEXAS                           76-0252296
(State or Other Jurisdiction of   (I.R.S. Employer Identification
Incorporation or Organization)     No.)

  586 EAST WOOLBRIGHT ROAD, SUITE 466, BOYNTON BEACH, FL  33435
  (Address of Principal Executive Office)            (Zip Code)


Registrant's Telephone Number, Including Area Code (561) 265-3221

CONCAP, Inc. was formerly known as CONTINENTAL CAPITAL RESOURCES,
INC.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                         Yes   X        No

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of May 31, 1997 as 50,815,488 shares.

No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 1997 was approximately $100,000.

                           CONCAP, INC.

                        TABLE OF CONTENTS

PART I

     ITEM 1.   BUSINESS
     ITEM 2.   PROPERTY
     ITEM 3.   LEGAL PROCEEDINGS
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS

PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS
     ITEM 6.   SELECTED FINANCIAL DATA
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     ITEM 11.  EXECUTIVE COMPENSATION
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K

                              PART I

ITEM 1.  BUSINESS

General

     Concap, Inc. (the "Company") was organized under the laws of the State of Texas on June 17, 1988. The Company was qualified in the State of Florida on August 29, 1990. The Company was formerly known as Continental Capital Resources, Inc. The Company was formed for the purpose of creating a vehicle to obtain capital to take advantage of domestic and foreign business opportunities which may have potential for profit.

     In November of 1988, the Company completed a public offering (the "Offering") of 10,000 Units, each Unit consisting of one thousand (1,000) shares of Common Stock, one thousand (1,000) Class A Warrants and one thousand (1,000) Class B Warrants, at a price of $75.00 per Unit or a total of $622,853 after offering costs of $127,147. Since completion of the Offering, the Company, through its officers and directors, has been involved in the search for, and negotiations with, potential merger or acquisition candidates.

Plan of Operation

     General The Company's plan of operations is to seek, investigate, and if warranted, acquire domestic and foreign business opportunities, or participate in more than one or two such business opportunities. The Company intends to seek long-term growth potential as opposed to short-term earnings. The Company presently has several potential merger/acquisition/spin-off candidates under consideration, but until the consummation of a merger or acquisition, the Company will continue to seek business opportunities to acquire. (See "Potential Acquisitions, Spin-off and Other Transactions".

     The Company does not propose to limit its business opportunities to firms which have achieved any predetermined stage of development. Accordingly, the Company will investigate firms which are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, are established businesses either experiencing financial or operating difficulties in need of limited capital or merely desirous of establishing a public trading market for its common stock, among others. The Company intends to maintain its principal place of business in the United States, even if it elects to participate in a foreign business opportunity.

     The Company does not propose to restrict its search for investment opportunities to any industry, and may, therefore, engage in essentially any business to the extent of its limited resources. This includes, among others, industries such as service, natural resources, manufacturing, high technology, product development, medical and communications, real estate, furniture and restaurants.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of, among other things, rapid technological advances being made in some industries and shortages of available capital, and depressed conditions in other industries, management believes that there are numerous firms seeking even the limited additional capital which the Company has and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for estate planning needs of principal shareholders, providing incentive stock options or similar benefits to key employees, providing liquidity for all shareholders and other factors.

     It is anticipated that both domestic and foreign business opportunities will be available to the Company from various sources, including its officers and directors, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. No plans, understandings, agreements or commitments with any individual exist for such persons to act as a finder of opportunities for the Company, and officers and directors of the Company, and their respective affiliates, however, a finder may or may not receive some form of compensation for arranging, making an introduction or taking any other action in connection with any transaction in which the Company may participate. In the event of a merger or acquisition, it likely that the Company will repurchase a substantial number of shares held by Carl H. Canter and enter into a multi-year consulting agreement with Mr. Canter.

Selection of Opportunity

     Prior to considering participation in a business opportunity, the Company intends to request that it be provided with written material, video tapes, etc. regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the Company and its affiliates during relevant prior periods a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements; and other information deemed relevant. As part of the Company's "due diligence" investigation, officers and directors intend to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors, none of whom is a professional business analyst or has any previous training or experience in business analysis, who intend to consider the following kinds of factors, none of which will be controlling.

     A. Potential for growth indicated by new technology, anticipated market expansion or new products;

     B. Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole.

     C. Strength and diversity of management, either in place or scheduled for recruitment;

     D. Capital requirements and anticipated availability of required funds to be provided by the Company or from operations through the sale of additional securities, through joint ventures or similar arrangements or from sources;

     E. The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

     F. The extent to which the business opportunity can be advanced;

     G. The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     H.   Other relevant factors.

     As potentially available business opportunities are expected to be in different industries and at various stages of development, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that due to the Company's limited capital available for investigation and management's limited experience in business analysis the Company many not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, obtain additional capital, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of management, the Company will be dependent upon the owners and/or promoters of the business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks since management in many instances will not have proven its abilities or effectiveness, the eventual market for such firm's products or services will likely not be established, and the profitability of the firm will be unproved, uncertain, and unpredictable.

     In seeking business opportunities, management's decision will not be controlled by an attempt to time anticipated enthusiasm in the securities market for a specific industry, management group or product or service industry, although such factors may influence management significantly. However, management will attempt to base its decisions upon the objective of seeking long-term capital appreciation in real value of the Company and will consider current income only a minor factor in such decisions, although no assurance can be given.

     It is anticipated the Company will not be able to diversify, but will essentially be limited to one or possibly two ventures because of the Company's limited financing. This lace of diversification is unlikely to permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

     It is emphasized that management of the Company may effect transactions having a potentially adverse impact on the public investors pursuant to the authority of the Company's Board of

Directors, without submitting the proposal to the shareholders for their consideration absent a requirement of state law to do so.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     Forms of Acquisition It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure and method deemed by management to be suitable will be selected. Such structure may in included, but is not limited to, leases, purchase and sales agreements, licenses, joint ventures and other contractual agreements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and there is no assurance the Company would be the surviving entity. In addition, the present management and the shareholders of the Company purchasing securities in this offering may not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and new directors may be appointed without any vote by shareholders.

     It is anticipated that there may be domestic and foreign firms with a business opportunity to be presented to the Company which will be interested primarily in the fact that its Common Stock is publicly traded, rather than the amount of its limited capital, because they desire to obtain the benefits of a publicly held corporation.

     Firms with a business opportunity which seek the Company's participation in attempting to consolidate their operations through a reorganization, asset acquisition, or some other form such as a joint venture, operating arrangement, securities exchange or consolidation, may desire to do so to avoid what such firms may deem to be adverse consequences of themselves undertakings public offering, as distinguished from reorganizing with an existing public corporation such as the Company. Such adverse factors may include time delays encountered in obtaining clearances required prior to the offer and sale of securities, the requirement that public shareholders have a substantial share of voting control of the combined firm which may be smaller following a reorganization or asset acquisition than would be permitted under the requirement that the public shareholders obtain sufficient shares so that the tangible net book value of the shares will not be diluted by more than a specified percentage, as well as other conditions or requirements imposed by various state laws. Financing may be provided to a company that otherwise might be prohibited from, or would at least encounter difficulty in obtaining, public financing due to certain requirements imposed by states concerning the merits of the ultimate recipient of the company's funds or the background of such company's management, control persons and affiliates. These requirements generally have the stated purpose of protecting public shareholders so that the participation in a business opportunity by a investment in the Company may have the effect of depriving persons purchasing securities in this offering from such purported projections.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, in the event the transaction were structured to take advantage of being a so-called "tax-free" reorganization under Section 368(a)(1) of the Internal Revenue Code, as amended, there could be a substantial dilution to the equity of those who were shareholders of the Company prior to such reorganization.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either as the time the transaction is consummated or, under certain conditions, at specified times thereafter. The issuance of substantial additional securities and their potential sales into any trading market which may develop in the Company's securities may have a depressive effect on such market.

     The Company intends to participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default and include miscellaneous other terms.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other documents will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     The Investment Company Act of 1940 The Company may participate in a business or opportunity by purchasing, trading or selling the securities of such business. However, the Company does not intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940 (the "1940 Act") and therefore avoid application of the costly and restrictive registration and other provisions of the 1940 Act and the regulations promulgated thereunder.

     Section 3(a) of the 1940 Act excepts from the definition of an "Investment Company" an entity which does not engage primarily in the business of investing, reinvesting, or trading in securities or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items. The Company intends to implement its exception plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. Although the Company intends to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions form applications of the 1940 Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption could be time consuming and costly, or even prohibitive, given the Company's limited resources.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas are regulated by the 1940 Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company does not intend to register as an investment company, purchasers of the Company's securities will not be afforded the purported protection.

     Should the Company be classified as an investment company under the 1940 Act the Company reserves the right to solicit shareholder approval for a plan of liquidation.

     Competition   Due to the general impact on existing business
of continued shortages of capital relative to the need to expand or otherwise take advantage of an improving economy, the Company expects to encounter substantial competition in its efforts to locate attractive opportunities for the development companies, "blind pools", ventures capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

     Employees The Company is a development stage company and currently has no employees other than its officers and clerical personnel. Its officers are expected to continue to devote only a minor portion of their time to the accounts as necessary and does not anticipate a need to engage any full-time employees other than clerical personnel so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

     Potential Acquisitions, Spin-Offs and other Transactions In order to maximize value and profit potential for the Company's shareholders, pending the consummation of a merger or acquisition, the Company determined to create one or more shell subsidiaries to merge with attractive businesses seeking to create a public market in their securities. The securities received by the Company in the merger of its subsidiaries with such operating companies are distributed to the shareholders of the Company pursuant to a registration statement with the effect that a public market in the securities is created and the shareholders of the Company receive shares in an operating company.

ITEM 2.   PROPERTIES

     Pending the completion of an acquisition of a business opportunity, the Company's books and records are located at, and its principal offices are maintained at 586 East Woolbright Road, Suite 466 Boynton Beach, Florida, 33435, telephone number, (561) 265-3221 which are provided by an affiliate of the Company's President, Carl Canter for $200.00 per month. The Company moved its offices to this address on April 1, 1997. It is anticipated that the Company's offices will be relocated upon completion of an acquisition to a location yet to be determined based upon the nature and location of the acquired business.

ITEM 3.   LEGAL PROCEEDINGS

     The Company knows of no litigation, present, threatened or contemplated or unsatisfied against the Company or any of its officers or any proceedings to which the Company or its officers or director are parties.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     Market

     The Company's common stock is traded in the over-the-counter market. Because the Company's primary initial market maker, Profile Investments Corporation, terminated its operations in April of 1989, no established public trading market has since developed. Accordingly, no range of high and low bid prices is set out.

     Holders

     As of May 23, 1997, there were approximately 262 holders of record of the common stock of the Company based on the transfer agent's records.

     Dividends

     The Company has paid no cash dividends to date and does not expect to pay any dividends in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

                          FISCAL YEAR ENDED MAY 31,
                          1995       1996         1997

INCOME STATEMENT DATA:
Operating revenues        $      0   $      0     $      0
Operating expenses        ( 36,200)  ( 36,094)    ( 36,000)
Operating income (loss)   ( 36,200)  ( 36,094)    ( 36,000)
Net Income (loss)         ( 36,200)  ( 36,094)    ( 36,000)
Earnings (loss) per share $    -     $    -       $    -

BALANCE SHEET DATA:
Cash                      $      0   $      0     $      0
Total assets              $     94   $      0     $      0
Total liabilities          130,355    166,355      202,355
Stockholders equity       (130,355)  (166,355)    (202,355)


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     During the period from June 17, 1988 (inception) to May, 31, 1989, the Company's operations consisted of carrying out its initial public offering and commencing the search for a potential merger or acquisition candidate. The Company successfully completed its public offering in November of 1988 and has since been involved in the search for a merger or acquisition candidate.

     For the years ended May 31, 1995, 1996 and 1997, the Company had reported no operating revenues. The Company incurred operating expenses of $36,200 for the year ended May 31, 1995, $36,094 for the year ended May 31, 1996, and $36,000 for the year ended May 31, 1997; which consisted generally of professional fees, consulting fees, office expense, travel and telephone expenses all relating to the search for, and negotiations with potential merger or acquisition candidates and compliance with certain reporting and other requirements associated with the Company's status as a public company. Thus, the Company reported an operating loss of $ 36,200 for the year ended May 31, 1995 as compared to a loss of $36,094 for the year ended May 31, 1996, and a loss of $36,000 for the year ended May 31, 1997. For the years ended May 31, 1995, May 31, 1996, and May 31, 1997 the Company reported no interest or administrative income. For fiscal 1996 and 1997 the Company had no bad debts.

Liquidity and Capital Resources

     The Company received net proceeds of approximately $622,853 in November of 1988 from the public offering of Units consisting of common stock and Class A Warrants and Class B Warrants. Subsequently, the Company has received an additional $44,204 from the exercise of Warrants in fiscal 1989 and $29,190 in fiscal 1990. The remaining proceeds from the public and the exercise of Warrants represents the primary source of liquidity for the Company. According to the registration statement and Prospectus, the Class A Warrants expired July 28, 1991 and the Class B Warrants expired July 28, 1993.

     Management believes that despite the Company's current deficit cash balance, currently circumvented by accrual of consulting fees due to Carl H. Canter, the Company's Chief Executive Officer and President, and loans made from time to time by him to the Company. There are potential merger or acquisition candidates which could benefit by merging with or into a publicly traded company. Such candidates have made inquiries and Management is presently discussing options with one or more candidates. If an acquisition or merger is consummated, Management plans for cash to be provided by operations of the acquired or merged company. Management, as with every potential candidate, reviews the cash requirements of all candidates, methods of acquiring cash, cash flow timetables, etc. to insulate the newly merged entity for a period of not less than one year from insufficient cash on hand. However, until an acquisition or merger is actually consummated, there can be no assurance as to the ultimate capital requirements of the combined entity nor can there be any assurance as to the period which the Company's cash will sustain operations of the entity.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Concap, Inc.

We have audited the accompanying balance sheets of Concap, Inc. (a Development Stage Company), as of May 31, 1997, and 1996, and the related statements of operations, stockholders' deficiency and cash flows for the years ended May 31, 1997, 1996 and 1995, and for the period June 17, 1988 (inception) to May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company for the period June 17, 1988 (inception) to May 31, 1993. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for that period, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Concap, Inc. (a Development Stage Company) as of May 31, 1997, and 1996, and the results of its operations and its cash flows for the years ended May 31, 1997, 1996 and 1995, and for the period from June 17, 1988 (inception) to May 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Concap, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon a merger and exercise of warrants or obtaining other sources of financing. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     RACHLIN COHEN & HOLTZ


Fort Lauderdale, Florida
August 14, 1997

END OF PAGE 1 OF FINANCIAL STATEMENTS


CONCAP, INC.
(A Development Stage Company)
BALANCE SHEETS
MAY 31, 1997 AND 1996

ASSETS                               1997            1996
Property and equipment,
net of accumulated depreciation      $      0        $      0


LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
Current Liabilities:
Accounts payable                     $  6,439        $  6,439
Management fees due to related
party                                 194,716         158,716
Loan from stockholder                   1,200           1,200

Total current liabilities             202,355         166,355

Stockholders' Deficiency:
Common stock,$.0001 par value;
authorized 5,000,000,000 shares;
issued and outstanding
50,815,488 shares                       5,082           5,082
Additional paid-in capital            699,665         699,665
Deficit accumulated during
development stage                    (907,102)       (871,102)

TOTAL STOCKHOLDERS' DEFICIENCY       (202,355)       (166,355)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY                           $      0        $      0

See notes to financial statements.

END OF PAGE 2 OF FINANCIAL STATEMENTS


CONCAP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS



                                                                      06/17/88
                               Year Ended   Year Ended   Year Ended   (Inception)to
                               05/31/97     05/31/96     05/31/95     05/31/97

Operating Revenues             $       0    $       0    $       0    $   40,500


Amortization and Depreciation          0           94          200         1,993
Operating Expenses                36,000       36,000       36,000       583,874

TOTAL EXPENSES                    36,000       36,094       36,200       585,867

Operating Loss                   (36,000)     (36,094)     (36,200)     (545,367)

Other Income (Loss):
Interest, net                          0            0            0        18,729
Other                                  0            0            0        64,504
Loss on disposition                    0            0            0          (968)
Loss from permanent decline in
value of investment                    0            0            0       (50,000)
Bad debts                              0            0            0      (394,000)

TOTAL OTHER INCOME/LOSS                0            0            0      (361,735)

Net Loss                       $ (36,000)   $ (36,094)   $ (36,200)    $(907,102)

Loss Per Share                 $       0    $       0    $       0


Average Shares Outstanding     50,815,488   50,815,488   50,815,488



See notes to financial statements

END OF PAGE 3 OF FINANCIAL STATEMENTS


CONCAP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                    Inception
                             Year Ended   Year Ended   Year Ended   at 06/17/88
                             05/31/97     05/31/96     05/31/95     05/31/97
Cash Flows From Operating
Activities:

Net Loss                     $ (36,000)   $ (36,094)   $ (36,200)   $(907,102)

Adjustments to reconcile
net loss to net cash used
by operating activities:
Depreciation and
amortization                         0           94          200        1,993
Loss on disposition                  0            0            0          968
Permanent decline in
value of investment                  0            0            0       50,000
Increase in management
fees due to related party       36,000       36,000       36,000      194,716
Increase in accounts payable         0            0            0        6,439

Net cash used by operating
activities                           0            0            0     (652,986)

Cash Flows From Investing
Activities:

Organization costs                   0            0            0       (1,000)
Equipment sales                      0            0            0           32
Equipment purchase                   0            0            0         (993)
Stock purchase                       0            0            0      (50,000)

Net cash used by investing
activities                           0            0            0      (51,961)

Cash Flows From Financing
Activities:

Issuance of stock                    0            0            0      757,500
Offering costs                       0            0            0     (127,147)
Issuance of stock - warrants         0            0            0       73,394
Loan from stockholder                0            0            0        1,200

Net cash provided by financing
activities                           0            0            0      704,947


Increase in Cash                     0            0            0            0

Cash, Beginning                      0            0            0            0

Cash, Ending                  $      0     $      0     $      0     $      0


Non-cash disclosures:
During the year ended May 31, 1989, 400,000 shares of stock were issued in exchange for services.

See notes to financial statements.

END OF PAGE 4 OF THE FINANCIAL STATEMENTS


CONCAP, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
JUNE 17, 1988 (INCEPTION) THROUGH MAY 31, 1997


                                                                 Deficit
                                                                 Accumulated
                            COMMON       STOCK       Additional  During
                            Number of                Paid-In     Development
                            Shares       Par Value   Capital     Stage         Total

Inception (June 17, 1988)            0   $       0   $       0   $        0    $       0
Shares issued for services     400,000          40         960            0        1,000
Shares issued for cash:
Founders                    39,600,000       3,960       3,540            0        7,500
Public offering             10,000,000       1,000     749,000            0      750,000
Offering costs                       0           0    (127,147)           0     (127,147)
Exercise of warrants           491,160          49      44,155            0       44,204
Net loss                             0           0           0     (450,981)    (450,981)



Balance at May 31, 1989     50,491,160       5,049     670,508     (450,981)     224,576
Exercise of warrants           324,328          33      29,157            0       29,190
Net loss                             0           0           0      (58,143)     (58,143)


Balance at May 31, 1990     50,815,488       5,082     699,665     (509,124)     195,623
Net loss                             0           0           0      (71,488)     (71,488)


Balance at May 31, 1991     50,815,488       5,082     699,665     (580,612)     124,135
Net loss                             0           0           0      (77,113)     (77,113)


Balance at May 31, 1992     50,815,488       5,082     699,665     (657,725)      47,022
Net loss                             0           0           0     (104,285)    (104,285)


Balance at May 31, 1993     50,815,488       5,082     699,665     (762,010)     (57,263)
Net loss                             0           0           0      (36,798)     (36,798)


Balance at May 31, 1994     50,815,488       5,082     699,665     (798,808)     (94,061)
Net loss                             0           0           0      (36,200)     (36,200)


Balance at May 31, 1995     50,815,488       5,082     699,665     (835,008)    (130,261)
Net loss                             0           0           0      (36,094)     (36,094)


Balance at May 31, 1996     50,815,488       5,082     699,665     (871,102)    (166,355)
Net loss                             0           0           0      (36,000)     (36,000)


Balance at May 31, 1997     50,815,488   $   5,082   $ 699,665    $(907,102)   $(202,355)


See notes to financial statements.

END OF PAGE 5 OF FINANCIAL STATEMENTS.

BEGINNING OF NOTES ATTACHED TO FINANCIAL STATEMENTS

          NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Development Stage Enterprise

              Concap, Inc. (the "Company"), was incorporated under the laws of the State of Texas on June 17, 1988. The Company was formerly known as Continental Capital Resources, Inc. The Company was organized primarily for the purpose of raising capital to take advantage of potential business opportunities. Accordingly, the Company is considered to be in the development stage as of May 31, 1997 and the accompanying financial statements represent those of a development stage enterprise.

            Basis of Presentation

              The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company's continued existence is dependent on management's ability to negotiate a merger to raise additional capital. Management is currently seeking an appropriate merger, but has not identified a specific candidate. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.


            Organization Costs

              Organization costs have been capitalized and were amortized on a straight-line basis over a five year period commencing with the date of organization of the Corporation. The organization costs are fully amortized as of May 31, 1996.

            Property and Equipment

              Property and equipment are recorded at cost and are being depreciated using the straight-line method over the estimated useful lives of the assets. The property and equipment are fully depreciated as of May 31, 1996.

            Loss per Share

              Per share information is computed based on the weighted average number of common shares outstanding during the periods presented.


                             Page 6.


END OF PAGE 6 OF FINANCIAL STATEMENTS

      NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


            Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         NOTE 2.RELATED PARTY TRANSACTIONS

           The Company has a verbal agreement with a business
           consulting   company controlled by the Company's major
           stockholder, which   provides for certain consulting fees
           related to managing the   Company's operations.  The fee
           for each of the years ended May 31, 1997, 1996 and 1995 was $36,000. As of May 31, 1997 and 1996, $194,716 and
           $158,716, respectively, of these management fees were accrued and unpaid.

         NOTE 3.PROPERTY AND EQUIPMENT


                                                 1997     1996

Equipment                                        $993     $993
Less accumulated depreciation                     993      993

TOTAL                                            $  0     $  0


        NOTE 4.INCOME TAXES

          The Company has loss carryforwards of approximately $870,000 that may be offset against future taxable income. These carryforwards expire in varying amounts and at varying dates from May 31, 2004 to May 31, 2011.

          The deferred tax asset resulting from such loss carryforwards has been fully offset by a valuation allowance of approximately $295,000 in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                               Page 7.

END OF FINANCIAL STATEMENTS

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information concerning the executive officers and directors of the Company each of whom has occupied such positions since June, 1988. All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. All officers hold office at the discretion of the Board of Directors.

     Name                Age       Title

Carl H. Canter           57        President and Director

                          Carl H. Canter

     Carl H. Canter is and has been the President and a Director of the Company since its inception. He also served as the President and a Director of TransAmerica Enterprises, Inc., a "blind pool" corporation from its inception in April, 1988 until its merger with Sea Venture Cruises, Inc., a luxury cruise line company in February of 1989, at which time he resigned as President and subsequently resigned as a Director. Mr. Canter also served as President and a Director of Benefit Performances of America, Inc., a publicly held company involved in charity fund raising until it acquired The Triangle Group, Inc., a Delaware corporation involved in computer software development and service in September of 1988, at which time the Company changed its' name to, and assumed the operations of, The Triangle Group, Inc. and Mr. Canter resigned as President and subsequently resigned as a Director. Additionally, Mr Canter has served as the President and a Director of C Square Ventures, Inc. and American Business Mergers, Inc., both "Blind Pool" companies, formed in November of 1988 and January of 1989, respectively; the stock of which was registered with the Securities and Exchange Commission and sold to the general public. C Square Ventures, Inc. has not made an acquisition or merger to date. American Business Mergers, Inc. merged with Baker Productions, Inc., a company involved in the development and marketing of interactive video products and Mr. Canter resigned as President in August of 1989. Since October of 1990, Mr. Canter has served a Chief Executive Officer and Director of Photees, Inc., a company co-founded by Mr. Canter which is involved in the production, marketing and sales of textile transfer products and services. Photees, Inc. merged with Traiana, Inc. an Italian import and export company with real estate holding in Sienna, Italy, with ownership in an Italian furniture manufacturing plant among other diversified holdings in September of 1993. For the past seven years, Mr. Canter has also served a President of The Canter Corporation which provides consulting services to businesses. In 1985, Mr. Canter founded Auto Lease of America, Inc., which was subsequently sold to Mr. William Grey in 1990. Since 1963, Mr. Canter has owned various companies which have been involved in real estate investments and development, nurseries, health food restaurants chain and a product development company which developed and marketed an escape device for high rise buildings. Mr. Canter is a 1960 graduate of Boston University with a bachelor of science degree in Engineering.

ITEM 11.   EXECUTIVE COMPENSATION

     No officer or director has received compensation in excess of $60,000 for the fiscal year ended May 31, 1997, nor is the Company obligated to pay any officer or director compensation in excess of $60,000 per year. No member of the Board of Directors has received or is entitled to receive compensation for attendance at Board of Directors meetings nor has any officer received any compensation in such capacity since inception.

     During fiscal 1997, the Company accrued $36,000 in consulting fees to The Canter Corporation, a business consulting company controlled by Carl H. Canter, President of the Company, combined with the accrued fees for 1996 payable to The Canter Corporation in the amount of $36,000, and the accrued fees for 1995 and 1994 in the amount of $36,000 for each year due to the Canter Corporation. Accrued fees totalling $21,250 for the fiscal year ended 1991 have been relinquished and subsequently dropped from the Company's financials. There are no assurances these fees will be paid.

     Upon consummation of a merger or acquisition, the Company will, in all likelihood, enter into employment contracts with key employees of the acquired company. Additionally, based on prior companies controlled by Carl H. Canter, it is likely that, in connection with any merger or acquisition, the Company will reduce the holdings of Carl H. Canter by means of a stock repurchase at a price ranging from $100,000 to $200,000 and may enter into a consulting agreement with Mr. Canter providing for payments ranging from $3,000 to $4,000 per month. However, until a merger or acquisition is ultimately consummated, it cannot be determined with certainty whether any of the above compensation arrangements will, in fact, be made or the terms of such agreements.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information regarding the number and percentage of Common Stock (being the Company's only voting securities) beneficially owned by each officer and director, each person (including and "group " as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own five percent (5%) or more of the Common Stock of the Company and all officers and directors as a group, as of May 31, 1996:

               Amount and Nature of                    Percent of
               Beneficial Ownership (1)                Class (2)

Carl H. Canter                39,100,000               76.95%
5111-C North Ocean Blvd
Ocean Ridge, Fl  33435

All Officers and Directors    39,100,000               76.95%



(1) The Company has been advised that all individuals listed have the sole power to vote and dispose of the number of shares set forth opposite their respective names.

(2) Does not give effect to an aggregate of up to 31,000,000 shares of Common Stock previously reserved, but now expired for issuance upon exercise of the Warrants and the Underwriter's
Warrants.

     In the event of a merger or acquisition, it is likely that management of the merged or acquired company will assume control of the Company both in terms of shareholdings and management positions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Acts of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONCAP, INC.


Date:                           By:
                                   CARL H. CANTER, President
                               26