Form 10-Q
period 1997-08-31
CONCAP INC
filed 1997-10-02
CIK 835909

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549


                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES AND EXCHANGE ACTS OF 1934


For Quarter Ended August 31, 1997     Commission File No. 0-17597



                        CONCAP, INC.
        (formerly known as CONTINENTAL CAPITAL RESOURCES, INC.
      (Exact Name of Registrant as Specified in its Charter)

         TEXAS                           76-0252296
(State or Other Jurisdiction of   (I.R.S. Employer Identification
Incorporation or Organization)     No.)

  568 East Woolbright Road, Suite 466, Boynton Beach, FL  33435
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

                         Yes   X        No


The number of shares of registrant's Common Stock, $.003 par value, outstanding as of August 31, 1997 as 50,815,488 shares.


                           CONCAP, INC.

                              INDEX

                                                            Page
                                                           Number

PART I -- FINANCIAL INFORMATION:

     Item 1.  Financial Statements

          Balance Sheet -- August 31, 1997 (Unaudited)
          and May 31, 1997 (Audited)  . . . . . . . . . . . . . 1

          Statement of Operations (Unaudited) -- For the Periods
          Ended August 31, 1997 and 1996. . . . . . . . . . . . 2

          Statement of Cash Flows (Unaudited) -- For the Periods
          Ended August 31, 1997 and 1996  . . . . . . . . . . . 3

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

PART II -- OTHER INFORMATION:

     Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . .7

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .8














                           CONCAP, INC.
                 (A Developmental Stage Company)
                          Boca Raton, FL

                          BALANCE SHEET

                                   Aug. 31, 1997     May 31, 1997
                                   (unaudited)         (audited)
CURRENT ASSETS:
     Cash                          $       0            $       0

FURN. & EQUIPMENT:
     Equipment, net                        0                    0

OTHER ASSETS:
     Organization Costs, net               0                    0

     TOTAL ASSETS                  $       0            $       0

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable              $   6,440           $   6,440
     Accrued Expenses                203,716             194,716
     Loan Payable - Officers           1,200               1,200

     Total Current Liabilities     $ 211,356           $ 202,356

STOCKHOLDERS' EQUITY:
     Common Stock, $.0001 par value
     500,000,000 shares authorized;
     50,815,488 shares
     issued and outstanding        $   5,082           $   5,082
     Additional paid-in capital      699,665             699,665
     Deficit accumulated during the
     development stage              (916,103)           (907,103)

     Total Stockholders' Equity     (211,356)           (202,356)
TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY           $       0           $       0

           The accompanying notes are an integral part of these financial statements

                           CONCAP, INC.
                  (A Development Stage Company)

                     STATEMENT OF OPERATIONS
          FOR THE PERIODS ENDED AUGUST 31, 1997 AND 1996
                           (Unaudited)

                                   Three Mos.          Three Mos.
                                   EndedEnded
                                   Aug. 31, 1996    Aug. 31, 1997

OPERATING REVENUES                 $      0               $     0

OPERATING EXPENSES                       9,000             9,000

OPERATING INCOME (LOSS)                 (9,000)           (9,000)

NET LOSS DURING
  DEVELOPMENT STAGE                   $ (9,000)         $( 9,000)



EARNINGS (LOSS) PER SHARE            NIL                  NIL

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING         50,815,488         50,815,488














           The accompanying notes are an integral part of these financial statements

                           CONCAP, INC.
                 (A Developmental Stage Company)
                       Boca Raton, Florida

                     STATEMENT OF CASH FLOWS
                           (Unaudited)




                                             Three Months Ended
                                                 August 31,
                                        1997               1996


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                     $(  9,000)     (  9,000)
  Adjustments to Reconcile Net
   Income (Loss) to Net Cash provided
   by Operating Activities:
     Depreciation and Amortization              0             0

CHANGES IN ASSETS AND LIABILITIES:

  Increase in Accrued Expenses             9,000          9,000




NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                      0             0

NET INCREASE (DECREASE) IN CASH                 0             0
CASH AT BEGINNING OF PERIOD                     0             0

CASH AT END OF PERIOD                           0             0

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

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principals, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of May 31, 1997 contained in the Company's Annual Report on Form 10-K.

2.  EARNINGS PER SHARE

     Per share information is computed based on the weighted average number of shares outstanding during the periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     During the quarter ended August 31, 1997, the Company continued its search for suitable potential merger or acquisition candidates as well as its consideration for possible subsidiary shell merger/spin-off candidates.

     The Company has had limited operations since its inception and for the quarters ended August 31, 1997 and 1996, the Company had no operating revenue. Electronic Imagery, Inc.'s restricted stock consisting of 35,000 shares of common stock is currently valued at $50,000.00, although there is no guarantee any proceeds will be received in the event of sale of said stock. There was no Interest Income reported for the quarter.

     For the quarters ended August 31, 1997 and 1996, the Company had operating expenses of $ 9,000.00 each, consisting primarily of professional fees, all relating to the Company's search for and negotiations with potential merger or acquisition candidates, and compliance with reporting requirements associated with the Company's status as a public company. Thus the Company reported an operating loss of $9,000.00 for the periods.

     On August 26, 1996, the name of the corporation was changed to Concap, Inc. In July of 1997 the company moved offices to 568
East Woolbright Road, Suite 466, Boynton Beach, Florida 33435, telephone number was changed to (561) 265-3221.

Material Changes in Financial Conditions, Liquidity and Capital
Resources


     An accurate barometer of the Company's liquidity is its cash balances. The Company's cash balances were $ -0- at August 31,
1997 and August 31, 1996, the same period of the preceding year.

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