Form 10-Q
period 1997-11-30
CONCAP INC
filed 1997-12-10
CIK 835909

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES AND EXCHANGE ACTS OF 1934

              For Quarter Ended November 30, 1997

                 Commission File No. 0-17597

                          CONCAP, INC.
     (formerly known as CONTINENTAL CAPITAL RESOURCES, INC.)
      (Exact Name of Registrant as Specified in its Charter)


         TEXAS                           76-0252296
(State or Other Jurisdiction of       (I.R.S. Employer
of Incorporation or Organization)     Identification No.)

568 East Woolbright Road,Suite 466, Boynton Beach, FL 33435
(Address of Principal Executive Office)            (Zip Code)

Registrant's Telephone Number, Including Area Code:
(561) 265-3221

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding twelvemonths
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past ninety days.
                         Yes   X        No

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of November 30, 1997 as 50,815,488 shares.



                           CONCAP, INC.
                              INDEX


                                                      Page Number
PART I -- FINANCIAL INFORMATION:
Item 1.  Financial Statements

Balance Sheet - November 30, 1997 (Unaudited)
and May 31, 1997 (Audited).                           1

Statement of Operations (Unaudited)-For the Periods
Ended November 30, 1997 and 1996.                     2

Statement of Cash Flows (Unaudited)-For the Periods
Ended November 30, 1997 and 1996.                     3

Notes to Financial Statements                         4


Item 2  Management's Discussion and Analysis
of Financial Condition and Results of Operation       5

PART II -- OTHER INFORMATION:

Item 6   Exhibits and Reports on Form 8-K             7

SIGNATURES                                            8


                           CONCAP, INC.
                 (A Developmental Stage Company)
                          Boca Raton, FL
                          BALANCE SHEET

                            Nov. 30, 1997     May 31, 1997
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

           The accompanying notes are an integral part
                  of these financial statements
                                1

                           CONCAP, INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS
          FOR THE PERIODS ENDED NOVEMBER 30, 1997 AND 1996
                         (Unaudited)

                              Three Mos.     Three Mos.
                              Ended          Ended

                              Nov. 30,1996   Nov. 30, 1997
OPERATING REVENUES            $          0   $           0
OPERATING EXPENSES                   9,000           9,000
OPERATING INCOME (LOSS)             (9,000)         (9,000)
NET LOSS DURING
DEVELOPMENT STAGE             $     (9,000)  $     ( 9,000)

EARNINGS (LOSS) PER SHARE              NIL             NIL

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING           50,815,488      50,815,488

           The accompanying notes are an integral part
                  of these financial statements
                                2

                           CONCAP, INC.
                 (A Developmental Stage Company)
                       Boca Raton, Florida
                     STATEMENT OF CASH FLOWS

                           (Unaudited)

                                         Three Months Ended
                                         November 30,
                                        1997           1996
CASH FLOWS FM OPERATING ACTIVITIES:
Net Income (Loss)                       $(  9,000)     $(  9,000)
Adjustments to Reconcile Net
Income (Loss) to Net Cash provided
by Operating Activities:
Depreciation and Amortization                   0              0

CHANGES IN ASSETS AND LIABILITIES:
Increase in Accrued Expenses                9,000          9,000

NET CASH PROVIDED(USED)BY OPERATING
ACTIVITIES                                      0             0

NET INCREASE (DECREASE) IN CASH                 0             0
CASH AT BEGINNING OF PERIOD                     0             0

CASH AT END OF PERIOD                           0             0

             The accompanying notes are an integral part
                  of these financial statements.
                               3

                           CONCAP, INC.
                  (A Development Stage Company)
                       Boca Raton, Florida
             NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  BASIS OF REPRESENTATION

The accompanying financial statements reflect all adjustments which, in the opinion of management,are necessary for a fair presentation of the financial position and the results of operations for the interim periods represented. Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principals, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements shouldbe read in conjunction with the financial statements and notes thereto as of May 31, 1997 contained in the Company's Annual Report on Form 10-K.

2.  EARNINGS PER SHARE
Per share information is computed based on the weighted average number of shares outstanding during the periods.
                                4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

During the quarter ended Nov. 30, 1997, the Company continued its search for suitable potential merger or acquisition candidates as well as its consideration for possible subsidiary shell merger/spin-off candidates.

The Company has had limited operations since its inception and for the quarters ended November 30, 1997 and 1996, the Company had no operating revenue.

Electronic Imagery, Inc.'s restricted stock consisting of 35,000 shares of common stock is currently valued at $50,000.00, although there is no guarantee any proceeds will be received in the event of sale of said stock.

There was no Interest Income reported for the quarter.

For the quarters ended November 30, 1997 and 1996, the Company had operating expenses of $ 9,000.00 each, consisting primarily of professional fees, all relating to the Company's search for and negotiations with potential merger or acquisition candidates, and compliance with reporting requirements associated with the Company's status as a public company. Thus the Company reported an operating loss of $9,000.00 for the periods.

On August 26, 1996, the name of the corporation was changed to Concap, Inc. In July of 1997 the company moved offices to 568
East Woolbright Road, Suite 466, Boynton Beach, Florida 33435, telephone number was changed to (561) 265-3221.

                                5
Material Changes in Financial Conditions, Liquidity and Capital
Resources

An accurate barometer of the Company's liquidity is its cash balances. The Company's cash balances were $ -0- at November 30,
1997 and November 30, 1996, the same period of the preceding year.

The company's operation have been and continue to be
conducted on a severely curtailed basis.  Management of the
Company is funding the cash needs via reduced consulting fees, and sale of stock proceeds.
                                6

                   PART II -- OTHER INFORMATION
Item 6.
Exhibits and Reports on Form 8-K

     A.                            Exhibits
                                   None
     B.                            Reports on Form 8-K
                                   None

                                7

                            SIGNATURES
     Pursuant to the requirements of the Securities Exchange Acts of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                  CONCAP, INC.
Date:                           By:
                                   CARL H. CANTER, President
                                8