Form 10-Q
period 1998-02-28
CONCAP INC
filed 1998-03-05
CIK 835909

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES AND EXCHANGE ACTS OF 1934

                  For Quarter Ended February 28, 1998

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.
                             Yes   X        No

    The number of shares of registrant's Common Stock, $.003 par value, outstanding as of February 28, 1998 as 50,815,488 shares.




                               CONCAP, INC.
                                  INDEX



                                                          Page
    Number
    PART I -- FINANCIAL INFORMATION:
    Item 1.  Financial Statements

    Balance Sheet - February 28, 1998 (Unaudited)
    and May 31, 1997 (Audited).                           1

    Statement of Operations (Unaudited)-For the Periods
    Ended February 28, February 28, 1998 and 1997.        2

    Statement of Cash Flows (Unaudited)-For the Periods
    Ended February 28, 1998 and 1997.                     3

    Notes to Financial Statements                         4


    Item 2  Management's Discussion and Analysis
    of Financial Condition and Results of Operation       5

    PART II -- OTHER INFORMATION:

    Item 6   Exhibits and Reports on Form 8-K             7

    SIGNATURES                                            8
















                               CONCAP, INC.
                     (A Developmental Stage Company)
                          Boynton, Beach, Florida
                              BALANCE SHEET

                              February 28, 1998   May 31, 1997
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

               The accompanying notes are an integral part
                      of these financial statements
                                    1





                               CONCAP, INC.
                      (A Development Stage Company)
                         STATEMENT OF OPERATIONS
              FOR THE PERIODS ENDED February 28, 1998 and 1997
                             (Unaudited)

                                  Three Mos.     Three Mos.
                                  Ended          Ended

                                  Feb. 28, 1997  Feb. 28,1998
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

               The accompanying notes are an integral part
                      of these financial statements
                                    2






















                               CONCAP, INC.
                     (A Developmental Stage Company)
                           Boynton, Florida
                         STATEMENT OF CASH FLOWS

                               (Unaudited)

                                             Three Months Ended
                                            February 28,

                                               1998       1997
    CASH FLOWS FM OPERATING ACTIVITIES:
    Net Income (Loss)                       $(  9,000) $( 9,000)
    Adjustments to Reconcile Net
    Income (Loss) to Net Cash provided
    by Operating Activities:
    Depreciation and Amortization                   0         0

    CHANGES IN ASSETS AND LIABILITIES:
    Increase in Accrued Expenses                9,000     9,000

    NET CASH PROVIDED(USED)BY OPERATING
    ACTIVITIES                                      0         0

    NET INCREASE (DECREASE) IN CASH                 0         0
    CASH AT BEGINNING OF PERIOD                     0         0

    CASH AT END OF PERIOD                           0         0

                 The accompanying notes are an integral part
                      of these financial statements.
                                   3














                               CONCAP, INC.
                      (A Development Stage Company)
                           Boynton Beach, Florida
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

    2.  EARNINGS PER SHARE
    Per share information is computed based on the weighted
    average number of shares outstanding during the periods.
                                    4

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

    Material Changes in Results of Operations

    During the quarter ended February 28, 1998, the Company continued its search for suitable potential merger or acquisition candidates as well as its consideration for possible subsidiary shell merger/spin-off candidates.

    The Company has had limited operations since its inception and for the quarters ended February 28, 1998 and 1997, the Company had no operating revenue.


    There was no Interest Income reported for the quarter.


    On August 26, 1996, the name of the corporation was changed to Concap, Inc. In July of 1997 the company moved offices to 568 East Woolbright Road, Suite 466, Boynton Beach, Florida 33435, telephone number was changed to (561) 265-3221.

                                    5
    Material Changes in Financial Conditions, Liquidity and
    Capital Resources

    An accurate barometer of the Company's liquidity is its cash balances. The Company's cash balances were $ -0- at February 28,1998 and February 28, 1997, the same period of the preceding year.

    The company's operation have been and continue to be
    conducted on a severely curtailed basis.  Management of the
    Company is funding the cash needs via reduced consulting
    fees,and sale of stock proceeds.
                                    6

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