Form 10-K
CONCAP INC
filed 1998-06-08
CIK 835909

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES AND EXCHANGE ACTS OF 1934
                    For Fiscal Year Ended May 31, 1998

                    Commission File No. 0-17597

                          CONCAP, INC.
         (Formerly known as Continental Capital Resources, Inc.)
            Name of Registrant as Specified in its Charter)

             TEXAS                           76-0252296
    (State or Other Jurisdiction of   (I.R.S. Employer No.)
    Identification
    Incorporation or Organization)

    586 EAST WOOLBRIGHT ROAD, SUITE 466, BOYNTON BEACH, FL 33435
    (Address of Principal Executive Office)           (Zip Code)

    Registrant's Telephone Number, Including Area Code (561)
    265-3221

    CONCAP, Inc. was formerly known as CONTINENTAL CAPITAL
    RESOURCES,INC.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.
                             Yes   X        No
    The number of shares of registrant's Common Stock, $.003 par value, outstanding as of May 31, 1998 as 50,815,488 shares.

    No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or
    (c)have been incorporated by reference.

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 1998 was approximately $100,000.

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

    Plan of Operation
         General The Company's plan of operations is to seek, investigate, and if warranted, acquire domestic and foreign business opportunities, or participate in more than one or two such business opportunities. The Company intends to seek long-term growth potential as opposed to short-term earnings. The Company presently has several potential merger/acquisition/spin-off candidates under consideration, but until the consummation of a merger or acquisition, the Company will continue to seek business opportunities to acquire. (See "Potential Acquisitions, Spin-off and Other Transactions".
         The Company does not propose to limit its business opportunities to firms which have achieved any predetermined stage of development. Accordingly, the Company will investigate firms which are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, are established businesses either experiencing financial or operating difficulties in need of limited capital or merely desirous of establishing a public trading market for its common stock, among others. The Company intends to maintain its principal place of business in the United States, even if it elects to participate in a foreign business opportunity.
         The Company does not propose to restrict its search for
                                 2

    investment opportunities to any industry, and may, therefore,engage in essentially any business to the extent of its limited resources. This includes, among others, industries such as service, natural resources, manufacturing, high technology, product development, medical and communications, real estate,furniture and restaurants.
         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of, among other things, rapid technological advances being made in some industries and shortages of available capital, and depressed conditions in other industries, management believes that there are numerous firms seeking even the limited additional capital which the Company has and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for estate planning needs of principal shareholders, providing incentive stock options or similar benefits to key employees, providing liquidity for all shareholders and other factors.
         It is anticipated that both domestic and foreign business opportunities will be available to the Company from various sources, including its officers and directors, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. No plans,understandings, agreements or commitments with any individual exist for such persons to act as a finder of opportunities for the Company, and officers and directors of the Company, and their respective affiliates, however, a finder may or may not receive some form of compensation for arranging, making an introduction or taking any other action in connection with any transaction in which the Company may participate. In the event of a merger or acquisition, it likely that the Company will repurchase a substantial number of shares held by Carl
    H. Canter and enter into a multi-year consulting agreement with Mr. Canter.

    Selection of Opportunity
         Prior to considering participation in a business opportunity, the Company intends to request that it be provided with written material, video tapes, etc. regarding the business opportunity containing such items as a description of product,service and company history; management resumes; financialinformation; available projections with related assumptions uponwhich they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the Company and its affiliates during relevant prior periods a
                                    3

    description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements; and other information deemed relevant. As part of the Company's "due diligence" investigation, officers and directors intend to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.
         The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors, none of whom is a professional business analyst or has any previous training or experience in business analysis, who intend to consider the following kinds of factors, none of which will be controlling.
         A.   Potential for growth indicated by new technology,
              anticipated market expansion or new products;
         B.   Competitive position as compared to other firms of
              similar size and experience within the industry
              segment as well as within the industry as a whole.
         C. Strength and diversity of management, either in place or scheduled for recruitment;
         D. Capital requirements and anticipated availability of required funds to be provided by the Company or from operations through the sale of additional securities, through joint ventures or similar arrangements or from sources;
         E. The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
         F. The extent to which the business opportunity can be advanced;
         G. The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
         H.   Other relevant factors.

       As potentially available business opportunities are expected to be in different industries and at various stages of development, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and
                                    4

    complex. Potential investors must recognize that due to the Company's limited capital available for investigation and management's limited experience in business analysis the Company many not discover or adequately evaluate adverse facts about the opportunity to be acquired.
         To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, obtain additional capital, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of management, the Company will be dependent upon the owners and/or promoters of the business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks since management in many instances will not have proven its abilities or effectiveness, the eventual market for such firm's products or services will likely not be established, and the profitability of the firm will be unproved, uncertain, and unpredictable.
         In seeking business opportunities, management's decision will not be controlled by an attempt to time anticipated enthusiasm in the securities market for a specific industry, management group or product or service industry, although such factors may influence management significantly. However,management will attempt to base its decisions upon the objective of seeking long-term capital appreciation in real value of the Company and will consider current income only a minor factor in such decisions, although no assurance can be given.
         It is anticipated the Company will not be able to diversify, but will essentially be limited to one or possibly two ventures because of the Company's limited financing. This lace of diversification is unlikely to permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.
         It is emphasized that management of the Company may effect transactions having a potentially adverse impact on the public investors pursuant to the authority of the Company's Board of
                                  5

    Directors, without submitting the proposal to the shareholders for their consideration absent a requirement of state law to do so.
         The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

    Forms of Acquisition
          It is impossible to predict the manner in which the Company may participate in a business opportunity.
    Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure and method deemed by management to be suitable will be selected. Such structure may in included, but is not limited to, leases, purchase and sales agreements, licenses, joint ventures and other contractual agreements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and there is no assurance the Company would be the surviving entity. In addition, the present management and the shareholders of the Company purchasing securities in this offering may not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and new directors may be appointed without any vote by shareholders.
         It is anticipated that there may be domestic and foreign firms with a business opportunity to be presented to the Company which will be interested primarily in the fact that its Common Stock is publicly traded, rather than the amount of its limited capital, because they desire to obtain the benefits of a publicly held corporation.
         Firms with a business opportunity which seek the Company's participation in attempting to consolidate their operations through a reorganization, asset acquisition, or some other form such as a joint venture, operating arrangement, securities exchange or consolidation, may desire to do so to avoid what such firms may deem to be adverse consequences of themselves undertakings public offering, as distinguished from reorganizing with an existing public corporation such as the Company. Such adverse factors may include time delays encountered in obtaining clearances required prior to the offer and sale of securities, the requirement that public shareholders have a substantial share of voting control of the combined firm which may be smaller following a reorganization or asset acquisition than would be
                                    6

    permitted under the requirement that the public shareholders obtain sufficient shares so that the tangible net book value of the shares will not be diluted by more than a specified percentage, as well as other conditions or requirements imposed by various state laws. Financing may be provided to a company that otherwise might be prohibited from, or would at least encounter difficulty in obtaining, public financing due to certain requirements imposed by states concerning the merits of the ultimate recipient of the company's funds or the background of such company's management, control persons and affiliates. These requirements generally have the stated purpose of protecting public shareholders so that the participation in a business opportunity by a investment in the Company may have the effect of depriving persons purchasing securities in this offering from such purported projections.
         It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company.
    Although the terms of any such transaction cannot be predicted, in the event the transaction were structured to take advantage of being a so-called "tax-free" reorganization under Section 368(a)(1) of the Internal Revenue Code, as amended, there could be a substantial dilution to the equity of those who were shareholders of the Company prior to such reorganization.
         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either as the time the transaction is consummated or, under certain conditions, at specified times thereafter. The issuance of substantial additional securities and their potential sales into any trading market which may develop in the Company's securities may have a depressive effect on such market.
         The Company intends to participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default and include miscellaneous other terms.
         It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other documents will require substantial management time and attention
                                    7

    and substantial costs for accountants, attorneys and others. If a decision is made to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

    The Investment Company Act of 1940

          The Company may participate in a business or
    opportunity by purchasing, trading or selling the securities of such business. However, the Company does not intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940 (the "1940 Act") and therefore avoid application of the costly and restrictive registration and other provisions of the 1940 Act and the regulations promulgated thereunder.
         Section 3(a) of the 1940 Act excepts from the definition of an "Investment Company" an entity which does not engage primarily in the business of investing, reinvesting, or trading in securities or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items. The Company intends to implement its exception plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. Although the Company intends to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions form applications of the 1940 Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption could be time consuming and costly, or even prohibitive, given the Company's limited resources.
         The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas are regulated by the 1940 Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company does not intend to register as an investment company, purchasers of the Company's securities will not be afforded the purported protection. Should the Company be classified as an investment company
                                 8

    under the 1940 Act the Company reserves the right to solicit shareholder approval for a plan of liquidation.

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

    ITEM 2.   PROPERTIES
         Pending the completion of an acquisition of a business opportunity, the Company's books and records are located at, and its principal offices are maintained at 586 East Woolbright Road, Suite 466 Boynton Beach, Florida, 33435, telephone number, (561) 265-3221 which are provided by an affiliate of the Company's President, Carl Canter for $200.00 per month. The Company moved its offices to this address on April 1, 1997. It is anticipated that the Company's offices will be relocated upon completion of an acquisition to a location yet to be determined based upon the nature and location of the acquired business.
                                    9

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

                                   10

                                 PART II
    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS
         Market
         The Company's common stock is traded in the over-the-counter market. Because the Company's primary initial market maker,Profile Investments Corporation, terminated its operations in April of 1989, no established public trading market has since developed. Accordingly, no range of high and low bid prices is set out.

         Holders
         As of May 23, 1998, there were approximately 262 holders of record of the common stock of the Company based on the transfer agent's records.

         Dividends
         The Company has paid no cash dividends to date and does not expect to pay any dividends in the foreseeable future.

    ITEM 6.   SELECTED FINANCIAL DATA
                              FISCAL YEAR ENDED MAY 31,
                              1996       1997         1998
    INCOME STATEMENT DATA:
    Operating revenues        $      0   $      0     $      0
    Operating expenses        ( 36,094)  ( 36,000)    ( 36,000)
    Operating income (loss)   ( 36,094)  ( 36,000)    ( 36,000)
    Net Income (loss)         ( 36,094)  ( 36,000)    ( 36,000)

    Earnings (loss) per share $    -     $    -       $    -
    BALANCE SHEET DATA:
    Cash                      $      0   $      0     $      0
    Total assets              $      0   $      0     $      0
    Total liabilities          166,355    202,355      238,355
    Stockholders equity       (166,355)  (202,355)    (238,355)

                                    11


    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS
    Results of Operations

    During the period from June 17, 1988 (inception) to May, 31, 1989, the Company's operations consisted of carrying out its initial public offering and commencing the search for a potential merger or acquisition candidate. The Company successfully completed its public offering in November of 1988 and has since been involved in the search for a merger or acquisition candidate.
         For the years ended May 31, 1996, 1997 and 1998, the Company had reported no operating revenues. The Company incurred operating expenses of $36,094 for the year ended May 31, 1996, and $36,000 for the year ended May 31, 1997, and $36,000 for the year ended May 31, 1998; which consisted generally of professional fees, consulting fees, office expense, travel and telephone expenses all relating to the search for, and negotiations with potential merger or acquisition candidates and compliance with certain reporting and other requirements associated with the Company's status as a public company. Thus, the Company reported an operating loss of $ 36,094 for the year ended May 31, 1996 as compared to a loss of $36,000 for the year ended May 31, 1997, and a loss of $36,000 for the year ended May 31, 1998. For the years ended May 31, 1996, May 31, 1997, and May 31, 1998 the Company reported no interest or administrative income. For fiscal 1997 and 1998 the Company had no bad debts.
    Liquidity and Capital Resources
         The Company received net proceeds of approximately $622,853 in November of 1988 from the public offering of Units consisting of common stock and Class A Warrants and Class B Warrants.

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

         Management believes that despite the Company's current deficit cash balance, currently circumvented by accrual of consulting fees due to Carl H. Canter, the Company's Chief Executive Officer and President, and loans made from time to time by him to the Company. There are potential merger or acquisition candidates which could benefit by merging with or into a publicly traded company. Such candidates have made inquiries and Management is presently discussing options with one or more
                                    12

    candidates. If an acquisition or merger is consummated, Management plans for cash to be provided by operations of the acquired or merged company. Management, as with every potential candidate, reviews the cash requirements of all candidates, methods of acquiring cash, cash flow timetables, etc. to insulate the newly merged entity for a period of not less than one year from insufficient cash on hand. However, until an acquisition or merger is actually consummated, there can be no assurance as to the ultimate capital requirements of the combined entity nor can there be any assurance as to the period which the Company's cash will sustain operations of the entity.
                                    13

    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                    14


    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
    To the Stockholders and Board of Directors
    Concap, Inc.

    We have audited the accompanying balance sheets of Concap, Inc.(a Development Stage Company), as of May 31, 1998, and
    1997, and the related statements of operations, stockholders' deficiency and cash flows for the years ended
    May 31, 1998, 1997 and 1996, and for the period June 17,
    1988 (inception) to May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company for the period June 17, 1988 (inception) to May 31, 1993. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for that period, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Concap, Inc. (a Development Stage Company) as of May 31, 1998, and 1997, and the results of its operations and its cash flows for the years ended May 31, 1998, 1997 and 1996, and for the period from June 17, 1988 (inception) to May 31, 1998, in conformity with generally accepted accounting principles.

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

    RACHLIN COHEN & HOLTZ
    Fort Lauderdale, Florida
    May 31, 1998
    END OF PAGE 1 OF FINANCIAL STATEMENTS

    CONCAP, INC.
    (A Development Stage Company)
    BALANCE SHEETS
    MAY 31, 1998 AND 1997
    ASSETS                               1998            1997
    Property and equipment,
      net of accumulated depreciation    $      0        $      0
    LIABILITIES AND STOCKHOLDERS'
    DEFICIENCY
    Current Liabilities:
    Accounts payable                     $  6,439        $  6,439
    Management fees due to related
    party                                 230,716         194,716
    Loan from stockholder                   1,200           1,200
    Total current liabilities             238,355         202,355
    Stockholders' Deficiency:
    Common stock,$.0001 par value;
    authorized 5,000,000,000 shares;
    issued and outstanding
    50,815,488 shares                       5,082           5,082
    Additional paid-in capital            699,665         699,665
    Deficit accumulated during
    development stage                    (943,102)       (907,102)
    TOTAL STOCKHOLDERS' DEFICIENCY       (238,355)       (202,355)
    TOTAL LIABILITIES AND STOCKHOLDERS'
    DEFICIENCY                           $      0        $      0

    See notes to financial statements.
    END OF PAGE 2 OF FINANCIAL STATEMENTS
































    CONCAP, INC.
    (A Development Stage Company)
    STATEMENTS OF OPERATIONS

                                                              06/17/88
                       Year Ended   Year Ended   Year Ended   (Inception)to
                       05/31/98     05/31/97     05/31/96     05/31/98
Operating Revenues     $       0    $       0    $       0    $   40,500
Amortization and
  Depreciation                 0            0           94         1,993
Operating Expenses        36,000       36,000       36,000       619,874
TOTAL EXPENSES            36,000       36,000       36,094       621,867

Operating Loss           (36,000)     (36,000)     (36,094)     (581,367)

Other Income (Loss):
    Interest, net              0            0            0        18,729
    Other                      0            0            0        64,504
    Loss on
      disposition              0            0            0          (968)
    Loss from
      permanent
      decline in
      value of
      investment               0            0            0       (50,000)
    Bad debts                  0            0            0      (394,000)
TOTAL OTHER
  INCOME/LOSS                  0            0            0      (361,735)
    Net Loss           $ (36,000)   $ (36,000)   $ (36,094)    $(943,102)
    Loss Per Share     $       0    $       0    $       0
    Average Shares
       Outstanding     50,815,488   50,815,488   50,815,488

    See notes to financial statements
    END OF PAGE 3 OF FINANCIAL STATEMENTS

    CONCAP, INC.
    (A Development Stage Company)
    STATEMENTS OF CASH FLOWS

                                                                  Inception
                           Year Ended   Year Ended   Year Ended   at 06/17/88
                           05/31/98     05/31/97     05/31/96     05/31/98
Cash Flows From Operating
Activities:
  Net Loss                 $ (36,000)   $ (36,000)   $ (36,094)   $(943,102)
  Adjustments to reconcile
    net loss to net cash
    used by operating
    activities:
    Depreciation and
      amortization                 0            0           94        1,993
    Loss on disposition            0            0            0          968
    Permanent decline in
      value of investment          0            0            0       50,000
    Increase in management
      fees due to related
      party                   36,000       36,000       36,000      230,716
    Increase in accounts
      payable                      0            0            0        6,439
Net cash used by operating
  activities                       0            0            0     (652,986)

Cash Flows From Investing
Activities:
  Organization costs               0            0            0       (1,000)
  Equipment sales                  0            0            0           32
  Equipment purchase               0            0            0         (993)
  Stock purchase                   0            0            0      (50,000)
Net cash used by
  investing activities             0            0            0      (51,961)

Cash Flows From Financing
Activities:
  Issuance of stock                0            0            0      757,500
  Offering costs                   0            0            0     (127,147)
  Issuance of stock -
    warrants                       0            0            0       73,394
  Loan from stockholder            0            0            0        1,200
Net cash provided by
  financing activities             0            0            0      704,947
Increase in Cash                   0            0            0            0

Cash, Beginning                    0            0            0            0
Cash, Ending                $      0     $      0     $      0     $      0

    Non-cash disclosures:
    During the year ended May 31, 1989, 400,000 shares of stock were issued in exchange for services.
    See notes to financial statements.
    END OF PAGE 4 OF THE FINANCIAL STATEMENTS

    CONCAP, INC.
    (A Development Stage Company)
    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    JUNE 17, 1988 (INCEPTION) THROUGH MAY 31, 1998



                                                        Deficit
                                                        Accumulated
                   COMMON STOCK             Additional  During
                   Number of                Paid-In     Development
                   Shares       Par Value   Capital     Stage        Total
Inception at
 (June 17, 1988)           0    $       0   $       0   $        0   $       0
Shares issued for
 services            400,000           40         960            0       1,000
Shares issued for
 cash:
  Founders        39,600,000        3,960       3,540            0       7,500
  Public
   offering       10,000,000        1,000     749,000            0     750,000
Offering costs             0            0    (127,147)           0    (127,147)
Exercise of
  warrants           491,160           49      44,155            0      44,204
Net loss                   0            0           0     (450,981)   (450,981)

Balance at
 May 31, 1989     50,491,160        5,049     670,508     (450,981)    224,576
Exercise of
 warrants            324,328           33      29,157            0      29,190
Net loss                   0            0           0      (58,143)    (58,143)

Balance at
 May 31, 1990     50,815,488        5,082     699,665     (509,124)    195,623
Net loss                   0            0           0      (71,488)    (71,488)

Balance at
 May 31, 1991     50,815,488        5,082     699,665     (580,612)    124,135
Net loss                   0            0           0      (77,113)    (77,113)

Balance at
 May 31, 1992     50,815,488        5,082     699,665     (657,725)     47,022
Net loss                   0            0           0     (104,285)   (104,285)

Balance at
 May 31, 1993     50,815,488        5,082     699,665     (762,010)    (57,263)
Net loss                   0            0           0      (36,798)    (36,798)

Balance at
 May 31, 1994     50,815,488        5,082     699,665     (798,808)    (94,061)
Net loss                   0            0           0      (36,200)    (36,200)

Balance at
 May 31, 1995     50,815,488        5,082     699,665     (835,008)   (130,261)
Net loss                   0            0           0      (36,094)    (36,094)

Balance at
 May 31, 1996     50,815,488        5,082     699,665     (871,102)   (166,355)
Net loss                   0            0           0      (36,000)    (36,000)

Balance at
 May 31, 1997     50,815,488        5,082     699,665     (907,102)   (202,355)
Net loss                                                   (36,000)    (36,000)

Balance at
 May 31, 1998     50,815,488    $   5,082    $699,665    $(943,102)  $(238,355)

    See notes to financial statements.
    END OF PAGE 5 OF FINANCIAL STATEMENTS.



























    BEGINNING OF NOTES ATTACHED TO FINANCIAL STATEMENTS
              NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                Development Stage Enterprise

                  Concap, Inc. (the "Company"), was incorporated under the laws of the State of Texas on June 17, 1988. The Company was formerly known as Continental Capital Resources, Inc. The Company was organized primarily for the purpose of raising capital to take advantage of potential business opportunities. Accordingly, the Company is considered to be in the development stage as of May 31, 1998 and the accompanying financial statements represent those of a development stage enterprise.

                Basis of Presentation

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a concern. The Company's continued existence is dependent on management's ability to negotiate a merger to raise additional capital. Management is currently seeking an appropriate merger, but has not identified a specific candidate. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

                                 Page 6.

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

             NOTE 2.RELATED PARTY TRANSACTIONS
               The Company has a verbal agreement with a
    business consulting   company controlled by the Company's
    major stockholder, which   provides for certain consulting
    fees related to managing the Company's operations. The fee for each of the years ended May 31, 1998, 1997 and 1996 was $36,000. As of May 31, 1998 and 1997, $203,716 and
    $194,716, respectively, of these management fees were accrued and unpaid.

             NOTE 3.PROPERTY AND EQUIPMENT
                                              1997     1996
    Equipment                                 $993     $993
    Less accumulated depreciation              993      993
    TOTAL                                     $  0     $  0

            NOTE 4.INCOME TAXES
              The Company has loss carryforwards of
    approximately $943,000 that may be offset against future taxable income. These carryforwards expire in varying amounts and at varying dates from May 31, 2004 to May 31, 2012.

              The deferred tax asset resulting from such loss carryforwards has been fully offset by a valuation allowance of approximately $348,000 in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

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
         Name                Age       Title
    Carl H. Canter           60        President and Director

         Carl H. Canter is and has been the President and a Director of the Company since its inception. He also served as the President and a Director of TransAmerica Enterprises, Inc., a "blind pool" corporation from its inception in April, 1988 until its merger with Sea Venture Cruises, Inc., a luxury cruise line company in February of 1989, at which time he resigned as President and subsequently resigned as a Director. Mr. Canter also served as President and a Director of Benefit Performances of America, Inc., a publicly held company involved in charity fund raising until it acquired The Triangle Group, Inc., a Delaware corporation involved in computer software development and service in September of 1988, at which time the Company changed its' name to, and assumed the operations of, The Triangle
    Group, Inc. and Mr. Canter resigned as President and subsequently resigned as a Director. Additionally, Mr Canter has served as the President and a Director of C Square Ventures, Inc. and American Business Mergers, Inc., both "Blind Pool" companies, formed in November of 1988 and January of 1989, respectively; the stock of which was registered with the Securities and Exchange Commission and sold to the general public. C Square Ventures, Inc. has not made an acquisition or merger to date. American Business Mergers, Inc. merged with Baker Productions, Inc., a company involved in the development and marketing of interactive video products and Mr. Canter resigned as President in August of 1989. Since October of 1990, Mr. Canter has served a Chief Executive Officer and Director of Photees, Inc., a company co-
                                  22

    founded by Mr. Canter which is involved in the production, marketing and sales of textile transfer products and services. Photees, Inc. merged with Traiana, Inc. an Italian import and export company with real estate holding in Sienna, Italy, with ownership in an Italian furniture manufacturing plant among other diversified holdings in September of 1993. For the past seven years, Mr. Canter has also served a President of The Canter Corporation which provides consulting services to businesses. In 1985, Mr. Canter founded Auto Lease of America, Inc., which was subsequently sold to Mr. William Grey in 1990. Since 1963, Mr. Canter has owned various companies which have been involved in real estate investments and development, nurseries, health food restaurants chain and a product development company which developed and marketed an escape device for high rise buildings. Mr. Canter is a 1960 graduate of Boston University with a bachelor of science degree in Engineering.
                                    23

    ITEM 11.   EXECUTIVE COMPENSATION
         No officer or director has received compensation in excess of $60,000 for the fiscal year ended May 31, 1998, nor is the Company obligated to pay any officer or director compensation in excess of $60,000 per year. No member of the Board of Directors has received or is entitled to receive compensation for attendance at Board of Directors meetings nor has any officer received any compensation in such capacity since inception.
         During fiscal 1998, the Company accrued $36,000 in consulting fees to The Canter Corporation, a business consulting company controlled by Carl H. Canter, President of the Company, combined with the accrued fees for 1997 payable to The Canter Corporation in the amount of $36,000, and the accrued fees for 1996 and 1995 in the amount of $36,000 for each year due to the Canter Corporation.
    Accrued fees totalling $21,250 for the fiscal year ended 1991 have been relinquished and subsequently dropped from the Company's financials. There are no assurances these fees will be paid.
         Upon consummation of a merger or acquisition, the Company will, in all likelihood, enter into employment contracts with key employees of the acquired company. Additionally, based on prior companies controlled by Carl H. Canter, it is likely that, in connection with any merger or acquisition, the Company will reduce the holdings of Carl H. Canter by means of a stock repurchase at a price ranging from $100,000 to $200,000 and may enter into a consulting agreement with Mr. Canter providing for payments ranging from $3,000 to $4,000 per month. However, until a merger or acquisition is ultimately consummated, it cannot be determined with certainty whether any of the above compensation arrangements will, in fact, be made or the terms of such agreements.
                                 24

    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
    AND MANAGEMENT
         The following table sets forth certain information regarding the number and percentage of Common Stock (being the Company's only voting securities) beneficially owned by each officer and director, each person (including and "group " as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934)known by the Company to own five percent (5%) or more of the Common Stock of the Company and all officers and directors as a group, as of May 31, 1996:
                   Amount and Nature of
    Percent of
    Beneficial Ownership (1)      Class (2)
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

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         None
                                    25

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