Form 10-Q/A
period 1998-03-31
CONCAP INC
filed 1998-08-06
CIK 835909

THE PURPOSE OF THIS FILING IS TO AMEND THE 10-K FILED JUNE 8, 1998, TO INCLUDE THE FDS INCLUDED IN EX-27 AS ATTACHED.



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

                               CONCAP, INC.
                            TABLE OF CONTENTS
    PART I
         ITEM 1.   BUSINESS
         ITEM 2.   PROPERTY
         ITEM 3.   LEGAL PROCEEDINGS
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS
    PART II
         ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS
         ITEM 6.   SELECTED FINANCIAL DATA
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE
    PART III
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                   REGISTRANT
         ITEM 11.  EXECUTIVE COMPENSATION
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS
                   AND MANAGEMENT
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                   TRANSACTIONS
    PART IV
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                   REPORTS ON FORM 8-K
                   1. Ex-27, Financial Data Schedule required by SEC


                                SIGNATURES
         Pursuant to the requirements of the Securities Exchange
    Acts of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                      CONCAP, INC.

    Date:                           By:

                                       CARL H. CANTER, President