Form 10-Q
period 1998-11-30
CONCAP INC
filed 1999-01-21
CIK 835909

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[MARK ONE]

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934


            FOR THE TRANSITION PERIOD FROM____________TO____________

                        COMMISSION FILE NUMBER: 0-17597

                                  CONCAP, INC.
             (Exact name of registrant as specified in its charter)

(State or other Jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)


                      TEXAS                                                   76-0252296


     (Address of principal executive offices)             (Zip Code)

     3700 CRESTWOOD PARKWAY                                  30096
             SUITE 1000
              DULUTH, GA

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (770) 638-1019


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

The number of shares of the issuer's class of capital stock as of November 30, 1998, the latest practicable date, is as follows: 11,869,000 shares of Common Stock $.001 par value.



-------------------------------------------------------------------------------

                                     PART 1
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        Balance Sheet
        Income Statement
        Statement of Cash Flow

1. CONCAP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 1998 (UNAUDITED)

Organization
Concap, Inc., ("the "Company") was established in 1988 in the State of Texas. The Company is a holding company seeking the acquisitions of companies that provide technical and non-technical services to business internationally.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash or cash equivalents.

Furniture and Equipment
Furniture and equipment are recorded at cost and are depreciated primarily using straight line depreciation over three to seven years.

Revenue Recognition
The Company's revenue are results of the revenue received by its subsidiary corporations. Revenue from subsidiary corporations is recognized upon signing of a contract for services, provided that amounts are due within one year and collection is considered probable. If significant delays are expected in collecting more than 50% of the contract value, the revenue from the sale of the contract is recognized using contract accounting.

Deferred Revenues
Revenue may be deferred due to installation, delivery or fulfillment not yet performed.

Deferred Liabilities
Liabilities may be deferred due to expected expenditure of labor costs.

Payroll Taxes Payable
Payroll Taxes payable includes a liability of approximately $460,000.00, the assumption of which was part of the agreement to acquire Intuitive Technology Consultants, Inc.. No liens exist against the company currently related to this liability. Management has entered into an installment agreement with the Internal Revenue Service to satisfy this Liability and has been funding payments from the cash generated by operations. Management believes it can continue to reduce the liability accordingly without adversely affecting the continuing operations of the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this filing. Certain statements made in this "Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Overview
Concap, Inc. is a holding company seeking to acquire corporations whose primary focus is technical, including software development, staffing and consulting. It should be noted that the Company is limiting itself to these areas. The Company's revenue consists of revenue as results of operations of its subsidiary corporations. The financial results referred to herein reflect the historical results of the Company.

Prior to June 8, 1998, the Company had no material assets or operations. On July 8, 1998, the Company acquired all of the issued and outstanding capital stock of Intuitive Technology Consultants, Inc. ("ITC"). ITC is composed of two operating divisions. ITC's product division provides software solutions on an outsourced basis to companies seeking to upgrade or create new business solutions. These solutions are primarily project based. ITC's products are developed internally. ITC's services division provides temporary and permanent personnel to technology companies. ITC provides personnel on a fee basis (hourly basis for temporary personnel and flat fee basis for permanent personnel). ITC's clients are responsible for the management of such personnel on the job.

On November 5, 1998, the Company acquired a 100% of Troxtel Holding Company, LLC d/b/a Temporary Help Connection ("THC"). THC provides light industrial temporary staffing services. THC provides temporary personnel on a fees basis (hourly).

On November 15, 1998, the company incorporated Temporary Help Connection , Inc., as a Delaware Corporation. THC was merged with the new corporation, with Temporary Help Connection, Inc. being the surviving member.

On November 15, 1998, the Company incorporated Elite Technologies, Inc. as a Delaware Corporation. ITC was merged with the new corporation with Elite being the surviving member.

RESULTS OF OPERATIONS
Three Months Ended November 30, 1998 Compared to Three Months Ended November 30, 1997

Revenue
Total revenue increased as a result of the acquisition of Intuitive Technology Consultants, Inc. and Troxtel Holding Company d/b/a Temporary Help Connection as wholly owned subsidiaries. Total revenue of the subsidiary companies consists of software programming, permanent and temporary placement fees and consulting fees.

         Software Programming Fees. Software programming fee revenue accounted for 64% of the revenue of ITC. Revenue for software programming fees of the subsidiary increased by 23% as result of the procurement of contracts with Ernst and Young, LLP.

         Temporary and Permanent Placement Fees. Fees dropped by 24% as a result of the reorganization of the operations of the subsidiary which focus on placement services. Management believes it can expect to rebound from this decrease in the next quarter.

Cost of Revenue
The cost of revenue consists primarily of consultant and employee salaries and other personnel expenses incurred in the implementation of projects and placements. Costs of revenue increased proportionately primarily due to the increase of obligations under contracts for services.

Operating Expenses
Sales and Marketing. Sales and marketing expenses include salaries, commissions and other personnel related costs, travel expenses, advertising programs and other promotional activities. Sales and marketing expenses increased by 14% to 24,000.00 as a result of additional sales and marketing personnel, increase in sales commissions and expanded marketing program activities, as well as the acquisition of Troxtel Holding Company, LLC d/b/a Temporary Help Connection..

General and Administrative. General and administrative expenses consist primarily of salaries and other personnel related costs of executive, financial and secretarial personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses was principally due to increased legal fees as a result of the acquisition of the subsidiary Intuitive Technology Consultants, Inc. and Troxtel Holding Company d/b/a Temporary Help Connection.

The Company's operations and related revenue and operating results could vary substantially from quarter to quarter. Among the factors causing these potential variations are fluctuations in the demand for the Company's services, price competition in the Company's markets, the length of the Company's sales process, the Company's success in expanding its services as well as its direct sales force, commercial strategies adopted by competitors and general economic conditions. A substantial portion of the Company's operating expenses, particularly personnel and facilities costs, are relatively fixed in advance of any particular operating results in any particular quarter.

THC and ITC's ability to undertake new projects and increase revenue is substantially dependant on the availability of consultants in the marketplace.

As a result of the foregoing and other factors, the Company believes that Quarter to Quarter comparisons of results are not necessarily meaningful, and such comparisons should not be relied upon as indications of future performance.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, ITC has funded its operations to date primarily through cash generated form operations. In addition, ITC has received approximately $350,000.00 from its former parent corporation, Phoenix International Industries, Inc. of West Palm Beach, Florida.

The Company has guaranteed a line of credit for Accounts Receivable financing from American Factors Corporation of Dallas, Texas for a maximum of up to $1,000,000.00. As of November 30, 1998, the Company had $755,000.00 outstanding borrowings under the line of credit.

The Company believes that its existing liquidity and capital resources, including the cash generated from operations during fiscal 1998 will be sufficient to satisfy its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient, the Company will be required to raise additional funds through equity or debt financing. There can be no assurance that the Company will be successful in raising additional funds on favorable terms or at all.

IMPACT OF THE YEAR 2000 ISSUE
On January 1, 2000, computer systems and software products worldwide may interpret the date as January 1, 1900 or some other random date, unless such products are coded to accept the four digit format in the date code field. This is generally referred to as the "year 2000 issue." Before the Year 2000 arrives, many computers and/or software packages will have to be upgraded to address the year 2000 issue. Therefore, significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

The Company has designed all of its products to properly convert to the year 2000 ("Year 2000 Ready"). Therefore, it is not expected that the Company's products will be adversely affected by date changes in the year 2000. However, these can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by the customers, distributors, resellers and systems integrators to be Year 2000 ready or that any difficulties will not have a material adverse effect on the operation of the Company's resulting business, financial condition and results of operations.

The Company believes that the year 2000 issue may affect the purchasing habits of its present and potential customers. Due to the significant amount of resources being allocated by companies to address the year 2000 issue, they may have less money to spend on software products such as those offered by the Company. Customers may defer or accelerate their purchases of software products. Furthermore, they might switch to other systems or suppliers after evaluating their software needs as a result of the year 2000 issue. Finally, the Company's software could be integrated with a customer's non-year 2000 ready compliant system, which could lessen the effectiveness of the Company's solutions. Any of the foregoing could result in a material adverse effect on the company's business, operating results and financial condition.

The Company has communicated with some, but not all, of its vendors, suppliers and other relevant third parties to determine whether the products and services they provide to the Company will be affected by the Year 2000 issue. To the Company's knowledge, the products and services of such third parties will not be adversely affected in any material respect by the Year 2000 issue. There can be no assurance, however, that all of the products and services supplied by third parties on which the Company's business relies have been or will continue to be Year 2000 ready or will not otherwise be materially and adversely affected by the Year 2000 issue. Such failures could have a material adverse affect on the Company's financial condition and results of operations.

The cost for being Year 2000 ready has been immaterial to the Company's business, operating results and financial condition. Further, the Company does not anticipate incurring material cost in the future relating to the Year 2000 issue since the costs of developing products that are Year 2000 ready is a normal part of development. As a result, the Company does not currently have a contingency plan relating to the Year 2000 issue and it does not anticipate developing one in the future.

FORWARD LOOKING STATEMENTS
Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements.


PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company, through its subsidiaries is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of potential liability with respect to these potential actions would not materially affect the financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES.  NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  NONE

ITEM 5. OTHER INFORMATION.
In connection with the foregoing acquisition the Registrant effectuated a 1-for-100 reverse stock split. As a result of the reverse stock split, and other issuance of stock in connection with the acquisitions, the Registrant now has outstanding 11,869,000 shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K-

(a)     The Following exhibits are filed with this Report:

        Exhibit            2.1 Agreement dated June 24, 1998, by and among
                           Concap, Inc. and Intuitive Technology Consultants,
                           Inc. (incorporated by reference from the Registrant's Current Report on Form 8-K, dated June
                           8, 1998), and Agreement dated November 5, 1998, by and among Concap, Inc. and Troxtel Holding Company d/b/a Temporary Help Connection (incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 15, 1998)

        Exhibit 27.1       Financial Data Schedule (to be filed by amendment)


(b)     Reports to be filed on Form 8-K
        The Company filed a Current Report on Form 8-K, dated June 8, 1998, reporting its acquisition of ITC. The Company filed a Current Report on Form 8-K, dated November 15, 1998, reporting the acquisition of Troxtel Holding Company, LLC d/b/a Temporary Help Connection.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    January 15, 1999              By: /s/ Scott Schuster
                                           -----------------------------------
                                           Scott Schuster, President

                                  CONCAP, INC.
                           Consolidated Balance Sheet
                          2nd Quarter Ending 11/30/98
                                (000's omitted)


CURRENT ASSETS                                                  11/30/98               11/30/97
                                                          --------------------     ----------------
             Cash                                                           92                    0
             Accounts Receivable                                         1,050                    0
             Less Allowable Doubtful Accounts                               (5)                   0
             Total A/R                                                   1,045                    0
             Factoring Reserve                                              22                    0
             Office Supplies                                                 3                    0
             Loans to Officers                                             266                    0
             Prepaid Expenses                                               52                    0
                                                          --------------------     ----------------
Total Current Assets                                                     1,480                    0
FIXED ASSETS
             Funiture, Fixtures, Equip                                      36                    0
             Equipment- Computer                                           289                    0
             Software                                                       32                    0
             Vehicles                                                       82                    0
             Leasehold Improvements                                         16                    0
             Accum Depreciation - Furniture                                 (7)                   0
             Accum Depreciation - Equipement                               (53)                   0
             Accum Depreciation - Software                                 (14)                   0
             Accum Depreciation - Vehicles                                 (13)                   0
             Accum Depreication - Leashold                                  (5)                   0
                                                          --------------------     ----------------
Total Fixed Assets                                                         363                    0

                                                          --------------------     ----------------
TOTAL ASSETS                                                             1,843                    0
                                                          ====================     ================

CURRENT LIABLITIES
             Accounts Payable                                              176                    6
             Accrued Expenses                                                0                  195
             Loans Payable Officers                                          0                    1
             Wages Payable                                                  79                    0
          ** Factoring - American Factors                                  755                    0


           * Payroll Taxes Payable                                         905                    0
             (Due from Seller per Purchase Agreement)                     (215)                   0
             Total Taxes Due                                               690                    0
                                                          --------------------     ----------------
Total Current Liablities                                                 1,700                  202

LONG TERM LIABLITIES                                                        37                    0

TOTAL LIABLITIES                                                         1,737                  202

CAPTIAL
             Common Stock                                                    1                    5
             Paid In Captial                                               391                  700
             Retained Earnings                                            (183)                   0
             Deficit Accum. During Dev. Stage                                                  -907
         *** Net Income                                                   (103)                   0
Total Captial                                                              106                 (202)
                                                          --------------------     ----------------
TOTAL LIABILITES + CAPTIAL                                               1,843                    0
                                                          =====================    ================




NOTES TO FINANCIAL STATEMENTS

                         * Payroll Taxes payable includes a libity of
                           approximately $460,000.00, the assumuption of which was part of the agreement to acquire Intuitive Technology Consultants, Inc.. No liens exist against the company currently related to this liability. Management has entered into an installment agreement with the Internal Revenue Service to satisfy this Liability and has been funding payments from the cash generated by operations. Management believes it can continue to reduce the liability accordingly without adversely affecting the continuing operations of the company.

                        ** This amount is advanced against receiveables.
                           Amounts shown here are paid upon receipt by customer. The average balance is less than 30 days old

                       *** Loss shown is due to expenses incurred in
                           acquisition of subsidiary companies and change in control to current management.

                                  CONCAP, INC.
                          Consolidated Income Statement
                           2nd Quarter Ending 11/30/98
                                 (000's omitted)

REVENUES                                            11/30/98           Year to Date          11/30/97
                                                    --------           ------------          --------
              Fees                                   2,499                 4,347                0
              Other Income                              36                    53                0
              Refunds                                  (14)                  (17)               0
                                                   -------              --------              ---
TOTAL REVENUES                                       2,521                 4,383                0
                                                   -------              --------              ---

OPERATING EXPENSES
              Accrued Expenses                           0                     0               (9)
              Adverstising                              14                    23                0
              Bad Debt                                   3                    68                0
              Bank Charges                               0                     2                0
              Charitable Contributions                   0                     0                0
              Commissions                                4                    10                0
              Computer Equipment                        22                    62                0
              Contract Labor                            15                    22                0
              Depreciation                              16                    36                0
              Dues and Subscriptions                     1                     1                0
              Employee Education                         0                     2                0
              Employee Expenses                          1                     1                0
              Factoring                                 54                   111                0
              Forms/Printing                             3                     5                0
              Gifts and Donations                        3                     4                0
              Insurance                                 53                    88                0
              Late Fees                                  1                     2                0
              Lease                                      8                    17                0
              Lease on Autos                             6                    14                0
              Lease on Furniture                         5                    14                0
              Legal and Professional                    36                    99                0
              Lodging                                    1                     1                0
              Maintenance                                8                    11                0
              Meals and Enter.                           4                     8                0
              Medical Benefits                          38                    66                0
              Misc                                      28                    29                0
              Office Supplies                            3                     7                0
              Officer Benefit Programs                   1                     2                0
              Office Expense                             9                    11                0
              Officer Loan Expense                      67                    97                0
              Payroll Tax Expenses                     187                   334                0
              Postage & Deliver                          1                     3                0
              Recruiting                                11                    13                0
              Rent                                      60                   107                0
              Salaries                                 498                   930                0
              Selling Expenses                          24                    29                0
              Telecommuncations                          1                     1                0
              Telephone                                 15                    37                0
              Telephone - ISP                            1                     2                0
              Transporation                             55                   100                0
              Travle Expenses                           26                    44                0
              Utilities                                  0                     0                0
              Wages                                  1,184                 2,073                0

                                                   -------              --------              ---
TOTAL OPERATING EXPENSES                             2,467                 4,486               (9)
                                                   -------              --------              ---

INCOME BEFORE TAXES                                     54                  (103)              (9)
                                                   =======              ========              ===

EARNINGS (LOSS) PER SHARE                          $0.0045              ($0.0087)             NIL
                                                   =======              ========              ===

                                  CONCAP, INC.
                        Consolidated Cash Flow Statement
                           2nd Quarter Ending 11/30/98
                                 (000's omitted)

Cash Flows from Operating Activites                 11/30/98                 11/30/97
                                                    --------                 --------
              Net Income                               54                       (9)

Adjustment to reconcile net
income to net cash provided by
operating activities
Accum. Depreciation - Furniture                         0                        0
Accum. Depreciation - Equipment                         2                        0
Accum Depreciation - Vehicles                           7                        0
Accum Depreciation - Software                           0                        0
Accum. Depreceiation - Leasehold                        0                        0
Accounts Receiable                                   (327)                       0
A/R American Factors                                   (8)                       0
Loans to Officers                                     (81)                       0
Accounts Payable                                       92                        0
N/P American Factors                                  264                        0
Payroll Taxes                                         175                        0
Medical Withheld                                        1                        0
                                                     ----                       --
Total Adjustments                                     125                        0


Net Cash provided by Operations                       179                       (9)
                                                     ----                       --

Cash Flows used from Investment Activitives
Equipment - Computers                                 (40)                       0
Software                                               (2)                       0
Vehicles                                              (26)                       0
                                                     ----                       --
Net Cash Used in Investing                            (68)                       0
                                                     ----                       --

Cash Flows from Financing
Paid In Captial                                        (8)                       0
Loans                                                   0                        0
Paid In Captial                                         0                        0
                                                     ----                       --
Net Cash Used in Fianncing                             (8)                       0
                                                     ----                       --

Net Increase (decrease) in Cash                       103                       (9)
                                                     ====                       ==