Form 10-Q
period 1999-02-28
CONCAP INC
filed 1999-04-16
CIK 835909

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

                                       OR

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
                                 (770) 638-1019


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes    No  X
                                      ---    ---

The number of shares of the issuer's class of capital stock as of February 28, 1999, the latest practicable date, is as follows: 11,869,000 shares of Common Stock $.001 par value.



--------------------------------------------------------------------------------

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         Balance Sheet
         Income Statement
         Statement of Cash Flow

1. CONCAP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FEBRUARY 28, 1999 (UNAUDITED)

Organization
Concap, Inc., (the "Company") was established in 1988 in the State of Texas. The Company is a holding company seeking the acquisitions of companies that provide technical and non-technical services to business internationally.

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

Payroll Taxes Payable
Payroll Taxes payable includes a liability of approximately $460,000.00, the assumption of which was part of the agreement to acquire Intuitive Technology Consultants, Inc. Management has entered into an installment agreement with the Internal Revenue Service to satisfy this Liability and has been funding payments from the cash generated by operations. Management believes it can continue to reduce the liability accordingly without adversely affecting the continuing operations of the company.

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

Prior to June 8, 1998, the Company had no material assets or operations. On July 8, 1998, the Company acquired all of the issued and outstanding capital stock of Intuitive Technology Consultants, Inc. ("ITC"). On November 15, 1998, ITC was merged with Elite Technologies, Inc., with Elite becoming the surviving member. Elite is composed of two operating divisions. Elite's product division provides software solutions on an outsourced basis to companies seeking to upgrade or create new business solutions. These solutions are primarily project based. Elite's products are developed internally. Elite's services division provides temporary and permanent personnel to technology companies. Elite provides personnel on a fee basis (hourly basis for temporary personnel and flat fee basis for permanent personnel). Elite's clients are responsible for the management of such personnel on the job.

On

RESULTS OF OPERATIONS
Three Months Ended February 28, 1999 Compared to Three Months Ended November 30, 1998

Revenue
Total revenue decreased as a result of seasonal declines in operations. Total revenue of the subsidiary companies consists of software programming, permanent and temporary placement fees and consulting fees, as well as retail sales by the Companies "Scanlan Music" subsidiary.

         Software Programming Fees. Software programming fee revenue accounted for 27% of the revenue of Elite Technologies.

         Temporary and Permanent Placement Fees. Fees decreased by 12% as a result of seasonal business declines.

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

General and Administrative. General and administrative expenses consist primarily of salaries and other personnel related costs of executive, financial and secretarial personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses was principally due to increased legal fees as a result of the acquisition of the subsidiary Scanlan Music Corporation, and investigation of the possible acquisition targets for the Company.

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

THC and Elite's ability to undertake new projects and increase revenue is substantially dependant on the availability of consultants/personnel in the marketplace.

As a result of the foregoing and other factors, the Company believes that Quarter to Quarter comparisons of results are not necessarily meaningful, and such comparisons should not be relied upon as indications of future performance.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, Elite has funded its operations to date primarily through cash generated form operations. In addition, Elite has received approximately $550,000.00 from outside sources.

The Company has guaranteed a line of credit for Accounts Receivable financing from American Factors Corporation of Dallas, Texas for a maximum of up to $1,000,000.00. As of February 28, 1999, the Company had $874,000.00 outstanding borrowings under the line of credit.

The Company believes that its existing liquidity and capital resources, including the cash generated from operations during fiscal 1999 will be sufficient to satisfy its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient, the Company will be required to raise additional funds through equity or debt financing. There can be no assurance that the Company will be successful in raising additional funds on favorable terms or at all.

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

FORWARD LOOKING STATEMENTS
Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements.


PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company, both on its own and through its subsidiaries is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of potential liability with respect to these potential actions would not materially affect the financial position or results of operations of the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)      The Following exhibits are filed with this Report:

         Exhibit 27.1      Financial Data Schedule (to be filed by amendment).

 (b)     Reports to be filed on Form 8-K
         The Company filed a Current Report on Form 8-K, dated June 8, 1998, reporting its acquisition of Scanlan Music Corporation.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    April 15, 1999                    By: /s/ Scott Schuster, President
                                              ----------------------------------
                                              Scott Schuster, President

                                  CONCAP, INC.
                           Consolidated Balance Sheet
                           3nd Quarter Ending 2/28/99
                                (000's omitted)

CURRENT ASSETS
                                                            2/29/99      11/30/98
                                                          -----------------------

              Cash                                               51            92
              Accounts Receivable                             1,082         1,050
              Less Allowable Doubtful Accounts                  (55)           (5)
              Total A/R                                       1,027         1,045
              Inventory                                          33             0
              Factoring Reserve                                  43            22
              Office Supplies                                     2             3
              Loans to Officers                                 266           266
              Prepaid Expenses                                   52            52
                                                             ------        ------
TOTAL CURRENT ASSETS                                          1,474         1,480

FIXED ASSETS
              Furniture, Fixtures, Equip                         59            36
              Equipment- Computer                               294           289
              Software                                           56            32
              Vehicles                                           82            82
              Leasehold Improvements                             20            16
              Accum Depreciation - Furniture                     (9)           (7)
              Accum Depreciation - Equipment                    (63)          (53)
              Accum Depreciation - Software                     (17)          (14)
              Accum Depreciation - Vehicles                     (17)          (13)
              Accum Depreciation - Leasehold                     (6)           (5)
                                                             ------        ------
TOTAL FIXED ASSETS                                              399           363

                                                             ------        ------
TOTAL ASSETS                                                  1,873         1,843
                                                             ======        ======

CURRENT LIABILITIES
              Accounts Payable                                  300           176
              Sales Tax                                           5             0
              Accrued Expenses                                    0             0
              Loans Payable Officers                              0             0
              Wages Payable                                       0            79
           ** Factoring - American Factors                      874           755
            * Payroll Taxes Payable                             872           905
              (Due from Seller per Purchase Agreement)         (215)         (215)
                                                             ------        ------
              Total Taxes Due                                   657           690
Total Current Liabilities                                     1,836         1,700
LONG TERM LIABILITIES                                            26            37
                                                             ------        ------

TOTAL LIABILITIES                                             1,862         1,737

CAPITAL

              Common Stock                                        1             1
              Paid In Capital                                   391           391
              Retained Earnings                                (286)         (183)
              Net Income                                        (95)         (103)
TOTAL CAPITAL                                                    11           106

                                                             ------        ------
TOTAL LIABILITIES + CAPITAL                                   1,873         1,843
                                                             ======        ======

NOTES TO FINANCIAL STATEMENTS

                         * Payroll Taxes payable includes a liability of
                           approximately $460,000.00, the assumption of which was part of the agreement to acquire Intuitive Technology Consultants, Inc.. , as well as liabilities of Temporary Help Connection, Inc. Management has entered into an installment agreement with the Internal Revenue Service to satisfy this Liability and has been funding payments from the cash generated by operations. Management believes it can continue to reduce the liability accordingly without adversely affecting the continuing operations of the company.

                        ** This amount is advanced against receivables. Amounts
                           shown here are paid upon receipt by customer. The average balance is less than 30 days old.

                                  CONCAP, INC.
                          Consolidated Income Statement
                           3nd Quarter Ending 2/28/99
                                 (000's omitted)

                                                  2/28/99           Year to Date
                                               -------------       --------------

REVENUES

             Fees                                      1,696                6,043
             Other Income                                  0                   53
             Refunds                                       0                  (17)
TOTAL REVENUES                                         1,696                6,079

DIRECT COST OF SALES                                     125                  125

GROSS PROFIT                                           1,571                5,954

OPERATING EXPENSES

             Advertising                                  21                   44
             Bad Debt                                     46                  114
             Bank Charges                                  2                    4
             Commissions                                   2                   12
             Computer Equipment Expense                   12                   74
             Contract Labor                                0                   22
             Depreciation                                 20                   56
             Dues and Subscriptions                        0                    1
             Employee Education                            2                    4
             Employee Expenses                             4                    5
             Factoring                                    75                  186
             Forms/Printing                                2                    7
             Gifts and Donations                           0                    4

             Insurance                                    68                  156
             Late Fees                                     3                    5
             Lease                                         5                   22
             Lease on Autos                                4                   18
             Lease on Furniture                            6                   20
             Legal and Professional                       41                  140
             License and Permits                           1                    1
             Lodging                                       1                    2
             Maintenance                                   2                   13
             Meals and Enter                               1                    9
             Medical Benefits                              3                   69
             Misc                                         27                   56
             Office Supplies                               5                   12
             Officer Benefit Programs                      5                    7
             Office Expense                                6                   17
             Officer Loan Expense                          0                   97
             Payroll Tax Expenses                        148                  482
             Postage & Deliver                             5                    8
             Recruiting                                    7                   20
             Rent                                         55                  162
             Repairs                                       3                    3
             Salaries                                    849                1,779
             Selling Expenses                             12                   41
             Telecommunications                            3                    4
             Telephone                                    29                   66
             Telephone - ISP                              10                   12

             Transportation                               41                  141
             Travel Expenses                              15                   59
             Wages                                       125                2,198

TOTAL OPERATING EXPENSES                               1,666                6,152

INCOME BEFORE TAXES                                      (95)                (198)

EARNINGS (LOSS) PER SHARE                           $(0.0080)            $(0.0167)
                                                    ========             ========

                                  CONCAP, INC.
                        Consolidated Cash Flow Statement
                           3nd Quarter Ending 2/28/99
                                (000's omitted)

                                                    2/2/8/99                 11/30/98
                                                  ------------              -----------

Cash Flows from Operating Activities                       (95)                      54
               Net Income

Adjustment to reconcile net
income to net cash provided by
operating activities
Depreciation expense                                        20                        9



Increase in Inventory                                      (33)                       0
Accounts Receivable                                        (18)                    (327)
A/R American Factors                                        21                       (8)
Loans to Officers                                            0                      (81)
Accounts Payable                                            45                       92
N/P American Factors                                       108                      264
Payroll Taxes                                              (33)                     175
Medical Withheld                                             0                        1
                                                   -----------              -----------
Total Adjustments                                          110                      125


Net Cash provided by Operations                             15                       50
                                                   -----------              -----------

Cash Flows used from Investment Activities
Purchase of Capital Equipment                              (56)                     (68)


                                                   -----------              -----------
Net Cash Used in Investing                                 (56)                     (68)
                                                   -----------              -----------

Cash Flows from Financing
Paid In Capital                                              0                       (8)
Loans                                                        0                        0
Paid In Capital                                              0                        0
                                                   -----------              -----------
Net Cash Used in Financing                                   0                       (8)
                                                   -----------              -----------

Net Increase (decrease) in Cash                            (41)                     (26)
                                                   ===========              ===========


Beginning Cash Balance                                      92

Ending Cash Balance                                         51
                                                   ===========