Form 10-Q/A
period 1999-02-28
CONCAP INC
filed 1999-04-30
CIK 835909

--------------------------------------------------------------------------------

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
                                (770) 381-8089


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

         Exhibit 27.1      Financial Data Schedule (For SEC use only).

 (b)     Reports to be filed on Form 8-K
         The Company filed a Current Report on Form 8-K, dated June 8, 1998, reporting its acquisition of Scanlan Music Corporation.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    April 30, 1999                   By: /s/ Scott Schuster, President
                                              ----------------------------------
                                              Scott Schuster, President