Form 10-K
period 1999-05-31
ELITE TECHNOLOGIES INC /TX/
filed 1999-09-15
CIK 835909

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1999

                         Commission File Number: 0-17597

                            ELITE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                                  CONCAP, INC.
            (Former name of registrant if changed since last report)

             Texas                                         76-0252296
(State or other Jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

         3700 Crestwood Parkway                              30096
               Suite 1000                                  (Zip Code)
               Duluth, GA
(Address of principal executive offices)

                                 (770) 381-8089
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed as of July 15, 1999 is $65,287,510.

The number of issued and outstanding shares of the issuer's class of capital stock as of September 8, 1999, the latest practicable date, is as follows:
16,987,670(1) shares of Common Stock $.0001 par value.

--------------------------------------------------------------------------------

(1) Excludes 1,250,000 shares issued to Randy Troxtel in connection with the acquisition of Temporary Help Connection. These shares are being held in escrow pending disposition of the Company's attempt to reverse the acquisition. (See Legal Proceedings).

                            ELITE TECHNOLOGIES, INC.
                             MAY 1999 Annual Report

                                TABLE OF CONTENTS

PART I
      ITEM 1. BUSINESS
            General Information
            The IT Industry
            Elite Service Offerings
            Partnerships with Elite
            Recent Developments and Acquisitions
            Integration of Acquisitions
            Sales and Marketing
            Competition
            Intellectual Property Rights
            Government Regulation
            Research and Development
            Employees
            Executive Officers
            Risk Factors
      ITEM 2. PROPERTY
      ITEM 3. LEGAL PROCEEDINGS
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      ITEM 6.  SELECTED FINANCIAL DATA
      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      ITEM 11. EXECUTIVE COMPENSATION
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV
      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      This Annual Report contains various forward-looking statements that are based on management's belief as well as assumptions made by management based on information currently available to management. In some cases, you can identify forward-looking statements by the use of certain terminology, such as "may," "will," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of such terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties. These risks and uncertainties could affect the Company's future financial and operating results and cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by or on behalf of the Company.

                                     PART I

ITEM 1. BUSINESS GENERAL

General Information

      Elite Technologies, Inc. (referred to herein as "Elite" or the "Company") is a full service technology company providing information technology ("IT") services to medium and large enterprises. IT services involve the facilitation of the flow of information within a company or between a company and external sources. These services typically involve computer hardware, software and "integration" efforts to allow diverse systems to communicate with one another.

      To satisfy the requirements of its customers, which differ greatly depending on the customers' installed systems, Elite offers a wide range of information technology services through three branded divisions: Elite Integration, Elitetech.com and Elite Workstream Staffing. Elite delivers full service technology solutions through a combined effort of its three divisions, software and hardware partnerships and outsourced IT professionals.

      Elite was founded as a Georgia corporation in 1996 under the name Intuitive Technology Consultants, Inc. ("ITC"). In July, 1998, management of ITC acquired a majority interest, through a reverse merger, in CONCAP, Inc. ("CONCAP"), a public Texas corporation founded in 1988, thereby allowing the Company to achieve its growth objectives via the access provided to it by the public capital markets. In April of 1999, CONCAP, Inc. changed its name to Elite Technologies, Inc.

      The Company's principal executive offices are located at 3700 Crestwood Parkway, Suite 1000, Duluth, Georgia 30092 (Telephone: (770)381-8089).

THE INFORMATION TECHNOLOGY (IT) SERVICES INDUSTRY

      Many businesses today need ongoing technology improvement. Sole proprietorships and Fortune 1000 companies alike need to examine their IT processes regularly in order to maintain growth. The fast pace associated with the development of new technologies has created increased demand for IT solution services. Companies are often forced to rely on external experts for direction with respect to IT solution services and to lower their internal costs of implementation of new and upgraded systems.

      Corporations face increasing pressures to improve the quality of products, facilitate implementation of their products and reduce the cost in delivering "end to end" solutions, solutions which ensure the systems in place function correctly from start to finish. As a result, companies are using value added integrators to implement solutions that streamline business processes with their end users and customers, which improves the flow of critical data within the company, and outside the organization. These trends, with rapid advances in technology, are driving organizations from traditional "host-based" legacy computing systems to more flexible and functional technologies, including the Internet, Web-based user interfaces, Client / Server architectures, distributed database management systems and the latest networking and communications technologies.

      In an effort to prosper in today's market, more and more companies are deploying custom designed software applications. These custom applications are designed specifically for the business needs and goals of each company, and may be composed of multiple operating systems, databases, programming languages and networking protocols throughout the corporate enterprise.

      In addition to the increasing demand for more responsive technologies, technology vendors are becoming more complex and individual product life-cycles are shortening at a faster rate. As a result, IT vendors are under increasing pressure to bring new products and new versions of proven technology to market faster and simultaneously to ensure that those products are implemented in a timely fashion. Thus, these software vendors are outsourcing their services to value added integrators with experience with multiple platform, application, integration, and networking support. The convergence of these trends has resulted in (i) an increasing need within the research and development departments of key technology vendors to outsource to software service firms a portion of the development, deployment and testing of their existing and new products and (ii) an increasing movement of companies toward joint projects with software service firms that have a high level of expertise in market leading technologies. Since many are already under-staffed, software vendors often prefer not to rely on their internal resources for the design and implementation of enterprise business systems. Accordingly, a growing number of corporations and IT vendors are seeking the help of value added integrators with strong technical expertise in critical emerging technologies to implement high value "end to end" solutions using a successful and cost-effective approach which utilizes available resources to complete specific technology plans.

Industry Background

      Internet solutions have been introduced to corporations over the last 10 years. These Internet solutions (Intranet, Extranet and Corporate Web Sites) have provided organizations with a completely new set of tools to market, distribute and offer additional value to their end users who use their products and services. This new set of tools provides customers with more and improved ways to communicate, transmit critical data from organization to organization or organization to customer, create better methods for marketing and provide higher levels of customer service. The Intranet technology allows a company's employees to access corporate proprietary information more easily, obtain training on line, access corporate business applications from their own PC, and communicate via email. The Extranet is an even more powerful tool. The Extranet allows corporations to securely distribute critical data outside its corporate Intranet to customers and business partners.

      On the consumer side, Web sites offer a total "end to end" solution. Web sites allow customers to access product and service offerings more easily and allow businesses to present advertising, market new and improved products and services, offer products and services for sale on line, process transactions, complete orders on line, provide customers with rapid, accurate response time to their most important issues and ultimately, provide customers with a high level of customer interaction and support via the Web. Additionally, a business has the ability to increase its sales and marketing via e-commerce solutions on their Corporate Web Sites, virtually placing a "24 hour" sales ability within the company.

ELITE SERVICE OFFERINGS

      Elite is a full service technology corporation with divisions in IT Staffing, Custom Software Development and Integration, and Internet Hosting and Development. The Company also serves as an authorized solution provider and application developer for leading enterprise-level software products and maintains an "Internet Incubator Lab" for Internet related start-ups with promising growth potential, which may provide spin-offs for the Company in the future. The Company, through direct advertising, a network of Sales Representatives and Value Added Reseller ("VAR") relationships, markets its products and services to Fortune 1000 companies, government agencies, public institutions, and other medium to large enterprises. In addition to expanding market share in key areas, the Company's growth strategy includes the pursuit of strategic partnerships, mergers and acquisitions, increased sales force and e-commerce.

      Elite is organized in three branded divisions: Elite Integration, Elitetech.com, and Workstream Staffing. Elite Integration serves as the outsource, integration and software VAR for clients and software partners; Elitetech.com provides Internet Development and Internet Solutions and houses the Internet Incubator Lab; and Workstream Staffing is the full service IT Staffing entity. The divisions work closely together, cross-selling and acting as client and internal support.

Elite Integration

      The Elite Integration division is the "outsource services group" of Elite. Elite Integration provides custom software development, including Client/Server applications, design and development to Fortune 1000 companies, government agencies, public institutions and other medium to large enterprises. Most recently, Elite Integration has focused on assisting companies in managing the transition to Microsoft-centric platforms. A recent report by Computer Intelligence shows that 86 percent of all Fortune 1000 firms have already deployed a Windows NT Server. This represents a 200 percent increase in Windows NT deployments in the past 12 months alone. Windows NT is emerging as the platform of choice for departmental and enterprise applications as it decreases the cost of deploying and managing enterprise solutions, and has the added benefit of integrated Web, application and communication services. To date, Elite Integration has focused on Internet and Client / Server development (which are deployed using Windows NT) for clients in the Southeast region and is seeking currently to expand into new markets. Recent clients include Ernst & Young, Quest Group Telecommunications, and AT&T.

      Elite Integration targets companies for potential partnerships that are developing technologies which it believes will be important to, and likely to be widely deployed by, its current and potential customers. Through these partnerships, Elite Integration often gains an early and comprehensive understanding of critical emerging technologies, and is therefore well positioned to service the continued needs of these technology vendors, as well as the needs of their customer base. Elite Integration incorporates the knowledge and expertise derived from each of its client projects into its own implementation methodology, which allows Elite Integration to retain and distribute the techniques and knowledge it gains through work on client projects throughout the organization at Elite. As a result, Elite has decreased costs and increased the quality and speed of delivery of business solutions.

Services Specifically for IT Vendor Clients

      Elite Integration provides software implementation and deployment services that enable its IT vendor clients to improve the quality and speed to market of their products. Elite Integration's services also enable these clients to focus on their core competencies, limit their permanent headcount and relieve temporary workload crises, lowering their overall costs.

      Elite's experience and knowledge of technology vendors' products often leads to significant follow-up work and partnerships in related projects with vendors and their customers. At the same time, Elite's experience with IT users allows it to assist its IT vendor clients as they seek to achieve wide-spread adoption of their technologies and enables Elite Integration to give valuable feedback to such IT vendors regarding the most appropriate business use for their respective technologies. Elite Integration offers the following services to its IT vendor clients:

            Development Services

            Elite Integration assists clients in the development of products, the addition of new functionality to existing products and the development of customized software solutions so customers can meet their business goals. Elite's experience in system architecture, system performance, operating systems, device drivers, custom applications and middleware, as well as its software development methodology, position Elite Integration to enable its clients to deliver critical software solutions to their customer base in a timely fashion.

            Microsoft Migration Services

            Elite's Microsoft Certified Software Engineers ("MCSE") develop applications and products on the latest Microsoft platforms including Windows NT and Windows 98. These platforms provide two types of opportunities for companies: upsizing desktop / network applications and downsizing / migrating network applications.

            Testing Services

            Elite Integration assists customers in test planning, test suite development and test execution in system verification testing, compatibility testing and standards compliance testing. System verification testing involves the design of tests to ensure that integrated products adhere to their current environment and the specifications and standards demanded by the client's statement of work and needs analysis. Compatibility testing verifies that specific applications and programs work with new operating software applications. Standards compliance testing involves the development of test suites to verify binary or source code compatibility with published standards.

            Site Analysis Services

            Elite Integration provides site analysis services to assess development, migration, testing and support of contracted projects from a technical and project management standpoint. Elite Integration utilizes its implementation methodology and project management experience to identify areas of improvement and make recommendations for additional methods to approach IT initiatives. In addition, site analysis services are often used to allow for the necessary research and evaluation to develop a more accurate proposal which meets the customers timeframe and business initiatives.

            Product Re-engineering Services

            As part of the Company's Product Re-engineering Service, Elite Integration re-engineers existing applications from platforms like DOS, UNIX, and AS/400 to Windows 98/NT. This service is marketed to companies with non-Windows compliant software which needs conversion and for MIS departments wishing to convert legacy applications to the Windows platform. The re-engineering service also assists software companies develop new releases of their products to expand their capabilities or to integrate new functions, such as Internet compatibility, thereby freeing up resources for in-house development teams.

            Enterprise Work Management

            Elite Integration is a first tier integration and application developer partner of Eastman Software (partnered with Microsoft and Hewlett-Packard), a provider of the leading Microsoft Exchange compatible enterprise work management software. The Eastman Software products include tools for workflow, document management, imaging, Computer Output to Laser Disk ("COLD") and storage management. These tools are fully scalable, meaning that the target market is expanded beyond the upper tier of companies.

            Internet Related Services

            Elite Technologies is a professional, strategic and enterprise service oriented company with high levels of expertise in Internet technology solutions. Elite has developed a high level consulting organization that specializes in software integration, Intranet / Internet site solutions and open architecture technologies.

      By utilizing our expertise with a variety of Internet technologies we are able to provide our customer base with a wide range of "end to end" solutions that allow them to meet their business initiatives, including:

      o Adding greater value to their products and services in comparison to the competition;
      o     Improving business processes and becoming more efficient;
      o Increasing customer response times and enhancing customer relationships;
      o     Utilizing and maximizing corporate employee overhead.

      Elite Integration's Internet technology consulting organization provides services to our customer base and partners which include: analysis and design, implementation and integration, custom web application design and development and e-commerce solutions.

Elitetech.com

      The Internet Development division, Elitetech.com, specializes in full service web development projects and Internet based server applications. Services include web site design, Internet deployment and strategies, web enabled applications, network solutions, e-commerce solutions, search engine placement services, multimedia creation, and an Internet Incubator Lab for Internet start-up ventures with strong growth potential.

      Elitetech.com provides scalable solutions ranging from static web site development to network solutions that use the Internet to add functionality and efficiency to our clients' web existence. The Integration division provides programming and database development support to the Internet division for network applications.

      Elitetech.com currently includes, "Virtualbride.com." The Virtual Bride is a full service on-line wedding planner and bridal registry targeted at 30 US markets. Additional strategic relationships are under development with leading merchandise and service vendors in each market.

Workstream Staffing

      Workstream Staffing is the IT staffing augmentation division of Elite Technologies that locates and offers permanent employees, temporary contractors and temp-to-perm (try before you hire) employees to the Workstream customer base. Workstream has developed proprietary software, the "RMS" Recruiting Management System, to manage the client-contractor relationship from pre-screening to renewal. The result is improved customer service and reduced collection times. Marketing efforts are centered in the Atlanta area, which was recently named by USA Today as the number one IT job market in the United States for the next 25 years. However, Workstream also fills staffing requirements for clients throughout the country.

      Recent clients include Gulfstream, Quest Communications, Lanier Worldwide, Shop n' Check and Crawford & Company. Workstream also assists the Company's other divisions with staffing needs for internal projects and actively cross-sells Integration and Elitetech.com products and services.

PARTNERSHIPS WITH ELITE

Eastman / Elite Overview

      Elite and Eastman Software formed a strategic partnership in late 1998. Eastman Software selected Elite as one of twelve authorized integrators worldwide to implement their COLD (ERM), Imaging and Workflow Management product line. Working closely with Eastman has allowed Elite's divisions to provide a total "end to end" solution, rather than a single point solution, for its customers. Elite and Eastman have been successful in opening up opportunities in several business vertical hierarchies such as: finance, government, healthcare, education and manufacturing. Elite understands that the need for document management and imaging is growing quickly among businesses today. 25% of all labor costs today are associated with document management, imaging, electronic storage and retrieval of documents. Management believes that this percentage will continue to increase over the next five years, and will attempt to position itself as a premier integrator of these leading technologies. Below is a brief synopsis of these products that Eastman Software offers.

An Overview of Eastman Software Products

      Eastman Software provides award-winning work management and desktop imaging solutions to thousands of customers in many industries worldwide. Read abstracts about these products below.

Enterprise Work Management

      Eastman Software Enterprise Work Management products are designed to help businesses automate and improve their mission-critical business processes. Eastman Software Imaging, Eastman Software COLD and Eastman Software Workflow, are designed to be used individually or together to create sophisticated, powerful solutions to business challenges.

      Eastman Software Imaging helps businesses manage their paper documents by turning a page of information into an electronic image, letting businesses capture data, store data efficiently and find it fast.

      Eastman Software COLD (ERM) indexes and stores the information which critical business applications would normally send to print, letting users find, display and use the data at their desktops.

      Eastman Software Workflow electronically moves work through an organization, helping define and streamline structured processes while providing the information necessary to effectively manage procedures.

Scanlan Music / Elitetech.com. Retail - Internet Hybrid Program

      Scanlan Music, Inc. ("Scanlan"), acquired by Elite in 1998, sells, rents and repairs musical instruments and accessories from its original location in Michigan and its recently opened location in Gainesville, Georgia. An additional store is scheduled for opening in the second quarter of fiscal year 2000, in the rapidly developing Buford, Georgia area. While the physical locations provide for the foundation of the business, the Company is currently developing an Internet / e-commerce presence for Scanlan that will not only sell their goods and services via the internet, but will also serve as a portal for musicians and the industry in general. The web portal will offer a venue for up and coming groups for self-promotion, auditioning of other musicians, access to production and distribution facilities and participation in Scanlan-promoted concert series. A nationwide launch of the Internet portal is currently scheduled for the third quarter of fiscal year 2000, although no assurance can be given that such a launch will occur on schedule.

RECENT DEVELOPMENTS - ACQUISITIONS

            The growth experienced by Elite since it took control of CONCAP has occurred through internal growth and acquisitions. The Company signed with Coleman and Company Securities as its investment banker in April, 1999. At the same time, most operations were reduced, or halted at Elite to allow the Company to restructure its divisional presence, corporate identity, marketing, and internal organization. This caused a dramatic reduction in the growth rate and an increase in corporate expenditures to complete the restructure. The restructure was completed July, 1999. Management plans to maximize the Company's new structure and growth through the acquisition of profitable companies. Management expects that the Company will begin to expand its revenue base significantly in the next fiscal year.

      Prior to the Company's relationship with Coleman and Company, all sales and marketing efforts of the Company were coordinated through a centralized system under the single entity, Elite. Management separated the Company into three branded divisions to allow it to present itself as a full service technology company with specialized service offerings. Management believes that the result is a higher perceived value to customers and a work environment conducive to cross selling of services among the divisions. Subsequently, the sales and marketing staff of the Company have been retrained to approach its existing and potential clients in a more consultative and partnership based relationship, thereby reducing client turnover and downward pressure on profit margins. Prior to the implementation of the new structure, management had determined that the adjustment period needed would be approximately three to six months and it anticipated a downturn in growth during this phase. As of July of 1999, all such changes were successfully implemented by the Company.

      In addition to creating an environment positioned for internal growth, the new structure allows for easier integration of acquired companies (see "Integration of Acquired Companies"). The Company is now able to refocus on revenue generation and growth and anticipates an expedited return to its planned growth schedule for the coming fiscal year.

Completed Acquisitions

            Virtual Enterprise, Inc. Effective April 1, 1999, the Company acquired 100% of the equity interest of Virtual Enterprise, Inc., an Internet development company whose on-line wedding portal, virtualbride.com, is being positioned by the Company for a national rollout.

            Elevation Strategic Partners, Inc. Effective March 31, 1999, the Company acquired 100% of the equity interest in Elevation Strategic Partners, Inc., an Internet incubator and business development solutions provider.

            Temporary Help Connection. Effective November 15, 1998, Elite acquired a 100% interest in Temporary Help Connection, a light industrial temporary staffing agency located in Detroit, Michigan. Since the acquisition, Elite discovered what it believes to be improprieties in the corporate books and records submitted to Elite, as well as other alleged improprieties, and elected to reverse the transaction according to the terms and conditions of the Purchase Agreement by and between Temporary Help Connection (Mr. Randy Troxtel) and Elite. Mr. Troxtel has brought a claim against Elite disputing the reversal. Elite has filed a counterclaim against Mr. Troxtel alleging the above-stated improprieties (see "Legal Proceedings").

            Scanlan Music, Inc. Effective November 9, 1998, the Company acquired a 100% ownership of the stock of Scanlan Music Inc. ("Scanlan") from Scott Schuster.

INTEGRATION OF ACQUIRED COMPANIES

      Elite is pursuing its yearly growth targets through internal growth and acquisitions. To date, the acquisitions completed by the Company have been strategic in nature, whereby human resources and Internet concepts have been assimilated into the Company's divisions. The companies acquired to date were not large revenue centers, but have provided a foundation on which the Company intends to build its structure. Future acquisitions will focus primarily on revenue generation, targeting candidates with a growing and predictable revenue stream. In that light, management has developed an "Acquisition Integration and Assimilation Protocol" ("AIAP"), a comprehensive standard operating procedures manual and software program to allow for efficient growth.

      Management believes that the market offers abundant acquisition candidates in each of the three areas of interest to the Company. The acquired companies will operate with the standardized sales and marketing procedures of Elite, with senior level personnel heading an individual task force for each operations function. In most cases, acquisitions are merged into one of the Company's three divisions. The Company has signed letters of intent to acquire three additional companies, representing $17 million in revenues subsequent to fiscal year end 1999. Management expects to close these acquisitions in second quarter, fiscal year 2000.

      Management is aware that additional funding will be required to complete its acquisition plans and that such additional funding may result in dilution of the Company's stock. While management believes it will obtain the first portion of funds required to complete its acquisition plans in the second quarter of fiscal year 2000, no assurances can be made that additional funding will be available on terms acceptable to the Company.

SALES AND MARKETING

      The sales and marketing strategy of the Company begins with a consultative approach to the target market, whereby partnership relationships are preferred over vendor relationships. Elite sales representatives and those of our software partners are encouraged to sell the services of each division of the Company.

            Sales

            Elite's sales force consists of division vice presidents, regional account executives, inside sales / lead generators, project managers, presales technical support and executive level management to help assist with the sale of services and solutions. The inside sales team identifies and qualifies target business opportunities and begins uncovering the customer requirements. Senior level account executives are then introduced into the account to begin the sales cycle. Senior level presales / technical support members are introduced to the customer to evaluate and gather a critical site analysis, which involves the customer's key decision makers, in order to present an accurate and tailored solution. In many presales engagements, the client pays for a site analysis in order to develop the customer's requirements for the stated project, and to present an accurate and detailed proposal. Large project proposals typically involve divisional vice presidents, project managers and other technical professionals.

            Elite's sales force is responsible for creating referencable accounts and high level customer satisfaction. The sales team is also given the task of uncovering additional sales opportunities within their assigned accounts. Elite's account executives are assigned quarterly revenue quotas, and are paid commissions based on the percentage level of attained quota. Project plans and implementation costs are prepared by the project managers and the account executive. All project pricing is approved by the divisional vice president, whose performance and compensation is based solely on the division's total generated revenue.

            Marketing

            Elite strategically markets its products and services through its executive staff and premier business partners. Elite relies upon the guidance and input of Elite clients, senior level technical staff members, marketing and sales personnel and numerous executive contacts throughout the industry to optimize its marketing efforts through partner / executive planning sessions. Senior technical staff members meet quarterly to develop a strategic approach for new business opportunities with market leading technologies.

            Elite models its marketing strategy to be consistent with that of its strategic partners and enterprise level customers. Elite promotes its corporate image through the use of customer testimonials and partner alliances.

COMPETITION

      The information technology services industry is highly competitive with limited barriers to entry and rapid change. The industry is served by many national, regional and local companies, including full service agencies and specialized temporary services agencies. Elite's primary competitors include a variety of market segments, including:

      o     "Big Five" accounting firms;
      o     medium to large sized systems consulting and implementation firms;
            and
      o     medium to large sized management consulting firms.

      Many of Elite's competitors have significantly greater financial, technical and marketing resources and greater name recognition. In addition, Elite competes with its clients' internal resources, particularly where such resources represent a fixed cost to the client. Such competition may impose additional pricing pressures. Elite expects that the level of competition will remain high in the future.

      IT technical resources (staff) are difficult to find. Increased competition due to lack of available talent in the marketplace is expected to continue. Management intends to circumvent its competition by providing (1) better customer support, (2) thorough screening of potential employees, and (3) by attracting skilled, experienced marketing and support staff. Management believes that offering higher compensation rates, including stock options, a better work environment and a lucrative reward structure for higher performance will allow Elite to seek and retain quality employees, which in turn will give Elite a potential market edge. However, no assurance can be given that quality employees will be available or that the Company will be able to retain such employees if hired.

      Although competition in the IT industry is fierce, Management believes it can obtain and retain a substantial market segment through both internal growth and acquisition.

INTELLECTUAL PROPERTY RIGHTS

      Elite's success in the information technology services business depends upon its software deployment and methodology and other proprietary intellectual property rights. Elite does not hold any patents or registered copyrights. Instead, Elite relies on a combination of trade secret, nondisclosure and other contractual arrangements and technical measures, and copyright and trademark laws, to protect its proprietary rights. Elite generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information.

      Elite's businesses include the development of custom software applications in connection with specific client engagements. Ownership of such software is typically assigned to the client. In addition, Elite develops object-oriented software components that can be reused in software application development and certain foundation and application software products, or software "tools." Most of the object-oriented software developed by Elite remains Elite's property.

      Although Elite believes that its services and products do not infringe on the intellectual property rights of others, other parties may nevertheless make infringement claims against the Company in the future.

GOVERNMENT REGULATION

      As of May 31, 1999, approximately 10% of Elite's workforce were information technology consultants who are foreign nationals working in the United States under H-1B permits. That percentage is expected to rise in the coming months and years. Accordingly, Elite must comply with United States immigration laws. Due to the limited number of H-1B permits approved each year, Elite may not be able to recruit or retain enough information technology professionals to meet its personnel requirements. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters periodically express concerns over the levels of legal and illegal immigration into the U.S. These concerns often result in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any reduction in the number of work permits that may be issued or change in immigration laws which impede the hiring or retention of foreign nationals could cause Elite to incur additional unexpected labor costs and expenses.

RESEARCH AND DEVELOPMENT

      Elite has developed custom software products which it uses in its day to day operations. The cost of development of these products is limited to salary expense for the employees used to developed the software.

EMPLOYEES

      As of May 31, 1999, Elite employed approximately 40 full-time employees and consultants. Elite is not a party to any collective bargaining agreements and considers its relationships with its employees to be satisfactory.

EXECUTIVE OFFICERS

      The following table provides a summary of the Company's executive officers as of May 31, 1999:

--------------------------------------------------------------------------------
        Name            Age                       Position Held
--------------------------------------------------------------------------------
Scott Schuster           35            Chairman of the Board and CEO
--------------------------------------------------------------------------------
David Aksoy              35            Senior Vice President and CFO
--------------------------------------------------------------------------------
Lee Davis                32            Senior Vice President of Acquisitions
--------------------------------------------------------------------------------
Jason Kiszonak           27            Senior Vice President of Public Relations
--------------------------------------------------------------------------------

      Scott A. Schuster, age 35, has served as Chairman of the Board, Chief Executive Officer and President of Elite since its formation. Prior to the formation of the Company, Mr. Schuster ran an IT consulting practice and music production facility. Mr. Schuster has over 12 years experience in the IT industry. He has worked on, or designed IT solutions for the United States Postal Service, Delta Airlines, the Southern Company (for the Atlanta Olympic Games of 1996), and many other Fortune 500 companies. He has been featured on CBS, NBC, ABC, Success Magazine, POV, The New York Post, and many other publications.

      David Aksoy, M.D., age 35, has served as Senior Vice President and Chief Financial Officer of Elite since 1998. Dr. Aksoy also retains his physician's office where he serves as a general practitioner.

      Lee Davis, age 32, has served as Senior Vice President of Acquisitions since he joined the Company in March of 1999 through the acquisition of Elevation Strategic Partners. Prior to joining Elite, Mr. Davis owned a golf course design and management firm.

      Jason Kiszonak, age 27, has served as Senior Vice President of Public Relations since he joined the Company in March of 1999 through the acquisition of Elevation Strategic Partners. Prior to joining Elite, Mr. Kiszonak worked as a television programming consultant in the US and abroad. Mr. Kiszonak is a graduate of Georgia Tech with a degree in marketing.

RISK FACTORS

      The Company's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. The principal risks and uncertainties are identified below.

Changes in Quarterly Operating Results

      The Company has experienced fluctuations in its quarterly results. Revenues and gross margins in a particular quarter will vary depending upon a number of factors, including:

      o general economic conditions;
      o the number and requirements of client engagements;
      o employee hiring, utilization and turnover rates;
      o changes in billing rates;
      o the amount of billing days, consultant vacation days and paid time off; and
      o the number, terms and size of acquisitions, if any, during a period.

      Demand for services in the IT services industry fluctuates quarterly. In addition, Year 2000 issues have slowed spending for non-Y2K IT programs. Many companies has decided to wait until after the new year before addressing new projects.

Volatility of Stock Price

      The Company's stock price has been volatile. Future revenues, earnings and stock prices may be subject to wide swings due to variations in operating and financial results, anticipated revenue and/or earnings growth rates, competitive pressures, market place conditions and other factors. The Company's stock price is predominantly based on current expectations of sustainable future revenue and earnings growth rates. Any failure to meet anticipated revenue and earnings levels in a period or any negative change in the Company's perceived long-term growth prospects would likely have a significant adverse effect on the Company's stock price.

Termination of Client Contracts

      Fees from project-based contracts are a fundamental component of the Elite Integration division revenues. If client information technology requirements or budgets were to decrease or their initiatives delayed and/or if such clients were to seek alternatives to relying upon the Company's current service offerings, the Company's revenues would be adversely impacted. Many of the Company's engagements are terminable without client penalty. An unanticipated termination of a major project could result in an increase in underutilized employees and a decrease in revenues and profits.

Inability of Company to Retain Qualified Information Technology Consultants

      The Company's continued success will depend in large part on its ability to attract, retain and motivate highly-skilled employees, particularly project managers and other senior technical personnel. Qualified IT professionals are in high demand and are likely to remain in demand.

Liability for Employee and Client Actions

      The Company may incur liability through its placement of consultants in client workplaces. Potential liability includes:

      o errors and omissions;
      o misuse of client proprietary information;
      o misappropriation of funds;
      o discrimination and harassment;
      o theft of client property; or
      o other criminal activity.

      Although the Company has not experienced any such material claims, it cannot be certain that it will not experience such claims in the future. To reduce its exposure, the Company maintains insurance covering general liability and errors and omissions. However, insurance may not cover all such claims, and insurance coverage may not continue to be available in an amount adequate to cover the above liabilities.

Dependence on a Successful Acquisition Strategy

      In the past year, the Company has grown through acquisitions. Management expects the future growth of the Company may be based in part on further acquisitions. Competition for acquisition candidates may result in fewer potential acquisitions, as well as less advantageous acquisition terms, including, but not limited to, less advantageous price terms.

Maintenance of Rapid Growth

The Company cannot guarantee that it will be able to continue to expand and successfully manage its growth. The Company's ability to continue to grow will depend on a number of factors, including the following:

      o competition;
      o availability of capital;
      o ability to maintain margins;
      o ability to recruit and train additional qualified personnel; and
      o management of costs in a changing technological environment.

Year 2000 Compliance

      The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

      When the Company assessed its internal computer systems it was determined that modification, replacement or deletion of certain software and hardware systems was needed so that those systems will properly recognize dates beyond December 31, 1999. The Company currently believes that with the modifications to its existing software and hardware, the Year 2000 issue can be mitigated.

      The Company's plan to resolve the Year 2000 issue involved the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all critical systems that could be significantly affected by the Year 2000. Based on this assessment, the Company has selected Year 2000 compliant software and hardware to replace systems that are not Year 2000 compliant.

      With respect to its information technology exposures, the Company has completed 100% on the remediation phase and the reprogramming and replacement. These phases ran concurrently for different systems. To date, the Company has completed 100% of its testing and has implemented 100% of its remedied systems.

      The Company has completed its assessment of key vendors, customers and other parties. The Company has not incurred and does not expect to incur significant costs related to Year 2000 issues other than the time required by internal personnel to complete the Company's Year 2000 plans.

      Management believes the Company's program will be effective to resolve the Year 2000 issued in a timely manner. As noted above, the Company has completed all phases of the Year 2000 program. The Company has contingency plans for most of its critical applications and is developing contingency plans for the remaining applications. These contingency plans involve, among other actions, manual workarounds and staffing strategy adjustments. Manual workarounds would consist of preparing billings and cash disbursements from hard copy source documents, which the Company currently maintains.

ITEM 2. PROPERTIES

      The Company occupies approximately 11,000 square feet of "Class `A'" office space in Duluth, Georgia under a renewable seven year lease. The current lease is scheduled for renewal in February, 2005.

ITEM 3. LEGAL PROCEEDINGS

      The Company is currently involved in litigation arising from the reversal of its acquisition of Temporary Help Connection ("THC") and has asserted claims against THC's former owner for, among other things, fraud and breach of contract. Elite anticipates that THC's former owner will return all stock issued as part of this transaction, as required by Elite's exercise of its contractual right to reverse this transaction. THC claims in its complaint that although Mr. Troxtel, the then President and sole owner of THC, signed the Agreement conveying his interest in THC to Elite, he signed on behalf of the corporation, and not personally, therefore he did not properly execute the Agreement. Management believes the Company will prevail in its counterclaim, in which Elite has asserted that Mr. Troxtel falsified financial information, withheld critical information regarding undisclosed liabilities not accounted for in the submitted financials, usurped funds from the Company for personal use, and breached the purchase agreement. Both parties claims are unliquidated.

      The Company is currently the defendant in an ongoing litigation with Phoenix International, former owners of ITC, which later merged with Elite. Phoenix has filed suit for payment on a $290,000 note, plus fees and interest. The Company has filed a cross-claim against Phoenix asserting that Phoenix improperly used Company funds, misdirecting Company funds from payables, including tax obligations, to the personal use of Phoenix executives. The Company is claiming the entire $290,000 amount of the note be set-off, in damages, plus fees and interest.

      The Company is, from time to time, a party to routine litigation incidental to operating a business, including claims of discrimination, wrongful termination, and other similar claims.

      In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Elite's Common Stock is traded on the OTC Bulletin Board Market under the symbol "ETCH" (OTC: BB ETCH). (Formerly, under the name CONCAP, Inc., the Company's securities traded under the symbol "CNCG" on the OTC Bulletin Board Market until May, 1999). The Company's stock was not traded actively until the Second quarter of the fiscal year ended May 31, 1999. As a result, price information available for the fiscal year ended May 31, 1998 is only available from the third quarter, is incomplete for the periods for which it is provided and may not reflect all transactions effected in Elite stock during such period.

      The following table sets forth the range of the low and high closing prices of the Common Stock as reported on the OTC Bulletin Board Market for the last two fiscal years.

                         FISCAL YEAR ENDING MAY 31, 1999
--------------------------------------------------------------------------------
       Quarter                    Low                            High
--------------------------------------------------------------------------------
First Quarter                      $1                           $5.937
--------------------------------------------------------------------------------
Second Quarter                     $3                           $5.937
--------------------------------------------------------------------------------
Third Quarter                      $6                           $10.25
--------------------------------------------------------------------------------
Fourth Quarter                   $4.75                           $10
--------------------------------------------------------------------------------

                         FISCAL YEAR ENDING MAY 31, 1998
--------------------------------------------------------------------------------
       Quarter                    Low                            High
--------------------------------------------------------------------------------
First Quarter                     N/A                            N/A
--------------------------------------------------------------------------------
Second Quarter                    N/A                            N/A
--------------------------------------------------------------------------------
Third Quarter*                   $.016                          $.125
--------------------------------------------------------------------------------
Fourth Quarter*                  $.016                          $.125
--------------------------------------------------------------------------------
*     Price information is not available for the full period.

      There were 465 holders of record of Common Stock as of September 8, 1999. The Company has not paid any cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The decision to pay dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results and other factors.

ITEM 6. SELECTED FINANCIAL DATA

      The selected historical consolidated financial data presented below were derived from the Company's consolidated financial statements, which as of and for the years ended May 31, 1999 and 1998 were audited by KPMG LLP and as of and for the year ended May 31, 1997 were audited by Leon P. Wilde, CPA.

      The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements, the related notes, and the independent auditors' report for the years ended May 31, 1999 and 1998, which contains an explanatory paragraph that states the Company's recurring losses from operations and net capital deficiency raise substantial doubt about the entity's ability to continue as a going concern, appearing elsewhere in this Form 10-K. The consolidated financial statements and the selected data do not include any adjustments that might result from the outcome of that uncertainty.

                     Years Ended May 31, 1999, 1998 and 1997
                          Statement of Operations Data

--------------------------------------------------------------------------------
                                          1999           1998           1997
--------------------------------------------------------------------------------
Revenue From Services(1)              $1,937,317     $1,516,088       $238,107
--------------------------------------------------------------------------------
Salaries, Wages and Benefits          $2,136,613     $1,190,609       $221,609
--------------------------------------------------------------------------------
Other Operating Expenses              $1,654,167       $681,335       $111,623
--------------------------------------------------------------------------------
Depreciation and Ammor.                 $116,846        $27,562         $9,895
--------------------------------------------------------------------------------
Stock Based Compensation                $827,431             $0             $0
--------------------------------------------------------------------------------
Operating Loss                       $(2,797,740)     $(383,418)     $(105,020)
--------------------------------------------------------------------------------
Other Expenses, Net                      $90,624        $54,704         $5,452
--------------------------------------------------------------------------------
Loss Before Income Taxes             $(2,888,364)     $(438,122)     $(110,472)
--------------------------------------------------------------------------------
Income Taxes                                  $0             $0             $0
--------------------------------------------------------------------------------
Net Loss Per Share
Common Stock: Basic and Diluted(2)        $(0.26)        $(0.04)        $(0.01)
--------------------------------------------------------------------------------
Number of Shares Used in Computing
Diluted Earnings per Share            11,150,355     10,619,170     10,619,170
--------------------------------------------------------------------------------

                    BALANCE SHEET DATA: May 31, 1999 and 1998
--------------------------------------------------------------------------------
                                             1999                       1998
--------------------------------------------------------------------------------
Total Assets                               $2,331,198                 $474,348
--------------------------------------------------------------------------------
Total Liabilities                          $1,771,581                 $886,942
--------------------------------------------------------------------------------
Stockholders' Equity (Deficit)             $559,617                   $(412,594)
--------------------------------------------------------------------------------

(1) Revenues shown include only revenue since date of acquisition of the subsidiaries, and do not reflect any revenue related to Temporary Help Connection which were accounted for on previous filings by the Company because of the rescission of the acquisition. (See "Legal Proceedings;"
      Note 3(a) to "Notes to Consolidated Financial Statements.")
(2) Since inception, the Company has not declared or paid any cash dividends on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements included elsewhere herein.

INTRODUCTION

      From its inception in June of 1988 as CONCAP, a Texas corporation, until July, 1998, the Company existed primarily as a development stage company created to seek, investigate, and if warranted, acquire domestic and foreign business opportunities. The Company intended to seek long-term growth potential as opposed to short-term earnings. In July of 1998, CONCAP acquired ITC. Following the transaction, former ITC shareholders held 72 percent of the shares of CONCAP. Subsequently, ITC merged with Elite Technologies, Inc., a Delaware corporation distinct from the Company. CONCAP changed its name to Elite Technologies, Inc. on April 22, 1999. All subsidiaries and holding companies were then merged into Elite, the Texas corporation.

      Through May 31, 1999, the Company completed four acquisitions in the IT and retail sectors, though the Company later reversed the acquisition of THC. The reversal is being contested by the owner of THC. (See "Legal Proceedings.") All acquisitions have been accounted for as purchases in this filing and are reflected as such on the Consolidated Financial Statements. This does not take into account the year to date financial information of these acquisitions, but only provides for results of operations since the date of acquisition of the individual companies.

                              RESULTS OF OPERATIONS

          YEAR ENDED MAY 31, 1999 COMPARED WITH YEAR ENDED MAY 31, 1998

      Revenues. Revenues from operations for 1999 increased 27.78% from 1998. The increase in revenues related to (i) the internal growth of the business and
(ii) inclusion of the operating results from the date of acquisition of the three businesses acquired in 1998 and 1999.

      The Company signed with Coleman and Company Securities as its investment banker in April, 1999. Accordingly, most operations were reduced or halted at Elite to allow the Company to restructure its divisional presence, corporate identity, marketing, and internal organization. This caused a dramatic reduction in the growth rate and an increase in corporate expenditures to complete the restructure. Management plans to maximize the new Company's new structure and growth through the acquisition of profitable companies. Management expects that the Company will begin to expand its revenue base significantly in the next fiscal year.

      Management expects to complete additional acquisitions in fiscal year 2000, which will increase revenue to over $15,000,000. However, there is no assurance that the contemplated acquisitions will be consummated or, if consummated, will increase revenue as estimated.

      Subsequent to the end of fiscal year 1999, the Company has signed letters of intent for acquisition with three additional companies, which collectively potentially represent $17,000,000 in annual revenue for Elite. Two of the acquisitions are expected to be completed in a stock for stock basis, the third will be for stock and cash. Management expects to complete these acquisitions and close on the necessary financing in the second quarter of fiscal year 2000.

      Salaries, Wages and Benefits. Salaries, Wages and Benefits increased 79.46% from 1998. The increase is due to (i) increases in cost of employees, insurance and benefit programs, (ii) continued investment in internal infrastructure employees supporting operations of the Company, (iii) increased management roles as a result of the acquisitions, and (iv) higher costs to support growth.

      With increased product lines, additional salaries are incurred while expanding divisional based selling, including retention of technical staff internally for R&D, as well as expanding resources for available project sales.

      Management expects the return on salary and benefit expenditures in fiscal year 2000 to exceed the investment made in fiscal year 1999, although there is no assurance that it will do so.

      Other Operating Expenses. Other Operating Expenses grew by 142.78% to $1,654,167, attributed to increased costs of legal, accounting, leases of equipment and property, advertising and other necessary expenditures. Management expects to recoup the majority of this expenditure in fiscal year 2000 as the acquired companies continue their operations and growth. The increase in other operating expenses was the result of one-time expenses incurred in connection with the restructuring of the Company and the implementation of new infrastructure to complement the restructuring. As a result, management believes the rate of increase in other operating expenses will be reduced in fiscal year 2000.

      Depreciation and Amortization. Elite depreciates its assets, including goodwill, on a straight-line basis over three to five years. Depreciation and amortization increased by 323.94% over 1998. This is attributed to the amortization of goodwill recorded in connection with the acquisitions completed in 1999.

      Stock Based Compensation. Elite recorded $827,431 worth of stock based compensation during the fiscal year 1999 in connection with options granted to certain officers of the Company. Management expects to continue with a stock based compensation bonus plan to attract and retain new talent for the Company.

      Operating Loss. Operating losses increased from $438,122 to $2,888,364, representing a 559.26% increase in the loss due to increased levels of salary and increased operating expenses as result of the completion of those acquisitions, as well as the investment of the restructure of the company into three "branded" divisions.

      Other Expenses Net. Other Expenses net increased 65.66% to $90,624 in 1999 from $54,704 in 1998.

      Loss Before Income Taxes (Net Loss). Net Loss increased 559.26% due to reasons mentioned above.

          YEAR ENDED MAY 31, 1998 COMPARED WITH YEAR ENDED MAY 31, 1997

      Revenues. Revenues from continuing operations for 1998 increased 536.73% from 1997. The increase in revenues and gross profit related to the internal growth of the business resulting from the investment in sales and marketing staff.

      Salaries, Wages and Benefits. Salaries, Wages and Benefits increased 437.26% from 1997. This is due to (i) increases in cost of employees, insurance and benefit programs, (ii) continued investment in internal infrastructure employees supporting operations of the Company and (iii) higher costs to support growth.

      Other Operating Expenses. Other Operating Expenses grew by 510.39% to $681,335, attributed to increased costs of legal, accounting, leases of equipment and property, advertising and other necessary expenditures.

      Depreciation and Amortization. Elite depreciates its assets on a straight-line basis over three to five years. Depreciation and amortization increased by 178.54% over 1997. The increase is attributed to the acquisition of additional equipment deemed necessary to support the Company's internal growth.

      Operating Loss. Operating losses increased from $110,472 to $438,122, representing a 296.59% increase. The expanded levels of employees, salary levels, equipment and corporate infrastructure contributed to the increase.

      Other Expenses Net. Other Expenses net increased 903.34% to $54,704 in 1998 from $5,452 in 1997. This increase was a result of the rapid internal growth of the Company and the expenditures needed to support it.

      Loss Before Income Taxes (Net Loss). Net Loss increased 296.59% due to expenditures in growth, salaries and benefits, increased operating expenses and costs associated with positioning the Company for possible acquisitions or a public offering.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements have principally related to the acquisition of businesses, working capital needs and capital expenditures for growth. These requirements have been met through a combination of private placements and internally generated funds. Although the Company incurred direct costs for acquisitions, the Company completed these acquisitions in stock for stock transactions.

      The report of KPMG LLP on the financial statements of Elite as of and for the years ended May 31, 1999 and 1998, contained an explanatory paragraph referring to an uncertainty as to the Company's ability to continue as a going concern. The Company currently lacks the working capital required to continue as a going concern and to achieve its acquisition program and internal growth objectives. Management expects to enter into agreements for debt or equity funding in second quarter, fiscal year 2000 in order to meet the needs of the Company's internal growth and acquisition program. Management believes that such agreements for debt or equity funding will be sufficient to enable the Company to continue operating as a going concern. However, there is no assurance that agreement for such additional funding will be consummated.

      The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays its consultants weekly and receives payments from its receivables factor on average within 60 to 90 days from the date of invoice. Management has questioned the timeliness of receipt of funds from its factoring company, and has decided that upon receipt of the expected funding as discussed above, they will terminate the Company's relationship with its factoring company by repurchasing the Company's accounts receivables, and begin direct billing the Company's clientele. Management believes that this, in combination with its acquisition and growth strategy, will result in the needed level of liquidity and capital resources necessary for the expansion of Elite's business.

      Prior to May 31, 1999 the Company completed a private placement of securities for a total of $852,500, net of issuance costs. Additional placements and the exercising of warrants available to private placement investors were completed subsequent to year-end.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will be effective for the Company beginning June 15, 2000. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has not invested in derivative instruments nor participated in hedging activities and therefore does not anticipate there will be a material impact on the results of operations or financial position from Statement No. 133.

      In December 1998, the AICPA issued SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. This SOP amends SOP No. 97-2 to, among other matters, require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP No. 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP No. 98-9 is effective for fiscal years beginning after March 15, 1999. Management does not believe that the adoption of SOP No. 98-9 will have a material effect on the Company's revenue recognition.

ITEM 7a. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes its exposure to interest rate risk and other relevant market risk is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set forth in Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Management filed a Current Report on Form 8-K on August 17, 1999, as amended, which describes a change in the Company's accountants. On July 15, 1999, the Company dismissed its independent accountant, Rachlin Cohen & Holtz LLP, and engaged a new independent accountant, KPMG LLP, to audit the financial statements for the fiscal year ended May 31, 1999. The decision to change accountants was approved by the Company's board of directors. No disagreement with the former accountants precipitated this action.

                                    PART III

      Items 10 (except for Executive Officers which is included in Part I of this Annual Report), 11, 12 and 13 of Part III will be filed by amendment within 120 days of the end of the Company's fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report or incorporated by reference:

1.    Financial Statements

            See the Index to Financial Statements on page F-1 of this Annual Report.

2.    Financial Statement Schedules

            All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the consolidated financial statements or are inapplicable, and therefore have been omitted.

3.    Exhibits

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION
------      -------------------
2.1         Agreement dated June 24, 1998 by and among CONCAP, Inc. and
            Intuitive Technology Consultants, Inc.(1)
2.2         Purchase Agreement dated November 15, 1998, by and among CONCAP,
            Inc. and Troxtel Holding Company d/b/a Temporary Help Connection(2)
2.3         Purchase Agreement dated March 31, 1999 by and between CONCAP, Inc.
            and Elevation Strategic Partners, Inc.(3)
2.4         Agreement dated November 5, 1998 by and between Scott Schuster and
            Scanlan Music, Inc.(4)
2.5         Assignment Agreement dated November 9, 1998 by and between Scott
            Schuster and CONCAP, Inc.(4)
2.6         Agreement dated April 1, 1999 by and between CONCAP, Inc. and
            Virtual Enterprise, Inc.(4)
3*          Amendment to Articles of Incorporation of CONCAP, Inc., dated April
            22, 1999
10.1        Employment Agreement dated July 15, 1998 by and between CONCAP, Inc.
            and Scott Schuster(4)
10.2        Employment Agreement dated March 15, 1999 by and between CONCAP,
            Inc. and Jason Kiszonak(4)
21*         Subsidiaries of Registrant
23          Power of Attorney(5)
27*         Financial Data Schedule

b.    Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated April 27, 1999 regarding the April 12, 1999 unwinding of the acquisition of Troxtel Holding Company.

----------

(1) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated July 8, 1998
(2) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 15, 1998
(3) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated April 16, 1999
(4)   To be filed by amendment.
(5)   Included on the signature page of this Annual Report.
*     Filed with this Annual Report.

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                          May 31, 1999, 1998, and 1997

                    With Independent Auditors' Report Thereon

Report of Independent Auditors - KPMG                                        F-2

Report of Independent Auditors - Leon P. Wilde                               F-3

Consolidated Balance Sheets                                                  F-4

Consolidated Statements of Operations                                        F-5

Consolidated Statements of Stockholders' Equity                              F-6

Consolidated Statements of Cash Flows                                        F-7

Notes to Consolidated Financial Statements                                   F-8

                          Independent Auditors' Report

The Board of Directors and Stockholders
Elite Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Elite Technologies, Inc. and subsidiaries (the "Company") as of May 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended May 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying statements of operations, stockholders' equity (deficit) and cash flows for the year ended May 31, 1997 were audited by other auditors whose report thereon dated October 2, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Technologies, Inc. and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended May 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ KPMG LLP

Atlanta, Georgia
August 25, 1999

                            LEON P. WILDE, CPA, INC.

3452 W. Boynton Beach Blvd., St. 10                   Telephone # (561) 732-8822
Boynton Beach, FL 33436                               Fax       # (561) 732-5328

                          Independent Auditors' Report

The Board of Directors and Stockholders
Intuitive Technology Consultants, Inc.

We have audited the accompanying statements of operations and stockholders' equity (deficit), and cash flows of Intuitive Technology Consultants, Inc. for the year ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Intuitive Technology Consultants, Inc. for the year ended May 31, 1997, in conformity with generally accepted accounting principles.


                                        /s/ Leon P. Wilde
                                        ----------------------------------------
                                        Leon P. Wilde, CPA

Lake Worth, Florida
October 2, 1997

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                              May 31, 1999 and 1998

                         Assets                                       1999           1998
                                                                  -----------    -----------
Current assets:

    Accounts receivable, less allowances for doubtful
      accounts of $26,000 and $13,000 at May 31,
      1999 and 1998, respectively                                 $   285,309        279,334
    Notes receivable from officers                                    215,583         84,999
    Other current assets                                               53,619             --
                                                                  -----------    -----------
                 Total current assets                                 554,511        364,333
                                                                  -----------    -----------
Property and equipment, net                                            66,304         88,047
Excess of cost over net assets of businesses acquired, less
    accumulated amortization of $87,181 and $0 at
    May 31, 1999 and 1998, respectively                             1,688,415             --
Other assets                                                           21,968         21,968
                                                                  ===========    ===========
                                                                  $ 2,331,198        474,348
                                                                  ===========    ===========
                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Accounts payable                                              $   245,811         50,484
    Cash overdrafts                                                   210,713         19,858
    Accrued expenses                                                   33,942             --
    Federal payroll taxes payable                                     629,415        442,573
    State payroll taxes payable                                       251,177         89,810
    Payable to factoring company                                      177,124        220,558
    Related party advances                                                 --         22,073
    Current installments of notes payable                              88,504             --
                                                                  -----------    -----------
                 Total current liabilities                          1,636,686        845,356

Long-term liabilities:
    Notes payable, excluding current installments                      37,399             --
    Deferred rent expense                                              97,496         41,586
                 Total liabilities                                  1,771,581        886,942

Stockholders' equity (deficit):
    Common stock, $.0001 par value; 500,000,000 shares
      authorized; 12,571,670 and  10,619,170 shares issued and
      outstanding at May 31, 1999 and 1998, respectively                1,257          1,062
    Additional paid-in capital                                      3,995,318        134,938
    Accumulated deficit                                            (3,436,958)      (548,594)
                                                                  -----------    -----------
Commitments and contingencies (notes 6 and 10)                        559,617       (412,594)
                                                                  -----------    -----------
                                                                  $ 2,331,198        474,348
                                                                  ===========    ===========

See accompanying notes to consolidated financial statements

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                    Years ended May 31, 1999, 1998, and 1997

                                                   1999            1998            1997
                                               ------------    ------------    ------------
Revenue                                        $  1,937,317       1,516,088         238,107
Salaries, wages and benefits                      2,136,613       1,190,609         221,609
Stock-based compensation                            827,431              --              --
Depreciation and amortization                       116,846          27,562           9,895
Other operating expenses                          1,654,167         681,335         111,623
                                               ------------    ------------    ------------
                 Operating loss                  (2,797,740)       (383,418)       (105,020)
Other expense, net                                   90,624          54,704           5,452
                                               ------------    ------------    ------------
                 Loss before income taxes        (2,888,364)       (438,122)       (110,472)

Income taxes                                             --              --              --
                                               ============    ============    ============
                 Net loss                      $ (2,888,364)       (438,122)       (110,472)
                                               ============    ============    ============

Net loss per share of common stock:
      Basic and Diluted                        $      (0.26)          (0.04)          (0.01)
                                               ============    ============    ============

Weighted average number of common shares
   used in calculating net loss per share of
   common stock
        Basic and Diluted                        11,150,355      10,619,170      10,619,170
                                               ============    ============    ============

See accompanying notes to consolidated financial statements.

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                    Years ended May 31, 1999, 1998, and 1997

                                                                                                                            Total
                                                                   Common Stock           Additional                    Stockholders
                                                            -------------------------       Paid-in     Accumulated         equity
                                                              Shares         Amount         Capital        deficit        (deficit)
                                                            ----------     ----------     ----------     ----------      ----------
Balance at May 31, 1996                                             --             --             --             --              --
Incorporation of the Company                                10,619,170     $    1,062        134,938             --         136,000
Net loss                                                            --             --             --       (110,472)       (110,472)
                                                            ----------     ----------     ----------     ----------      ----------
Balance at May 31, 1997                                     10,619,170          1,062        134,938       (110,472)         25,528

Net loss                                                            --             --             --       (438,122)       (438,122)
                                                            ----------     ----------     ----------     ----------      ----------
Balance at May 31, 1998                                     10,619,170          1,062        134,938       (548,594)       (412,594)

Issuance of common stock in acquisitions                       850,000             85      1,649,915             --       1,650,000
Stock option compensation expense                                   --             --        827,431             --         827,431
Issuance of common stock in private placements, net
    of issuance costs of  approximately 50,000 shares
    to investment banker and $352,000                        1,102,500            110        852,390             --         852,500
Accrued expense relating to commitment to issue common
    stock for investment banking services                           --             --        126,667             --         126,667
Contributed capital from THC                                        --             --        289,277             --         289,277
Other capital contributions                                         --             --        114,700             --         114,700
Net loss                                                            --             --             --     (2,888,364)     (2,888,364)
                                                            ----------     ----------     ----------     ----------      ----------
Balance at May 31, 1999                                     12,571,670     $    1,257      3,995,318     (3,436,958)        559,617
                                                            ==========     ==========     ==========     ==========      ==========

See accompanying notes to consolidated financial statements.

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended May 31, 1999, 1998, and 1997

                                                            1999           1998           1997
                                                        ===========    ===========    ===========
Cash flows from operating activities:
    Net loss                                            $(2,888,364)      (438,122)      (110,472)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                       116,846         27,562          9,895
        Stock-based compensation                            827,431             --             --
        Commitment to issue stock for investment
            banking services                                126,667             --             --
        Decrease (increase) in:
          Accounts receivable                                (5,975)      (247,359)       (31,975)
          Unbilled revenue                                       --         66,562        (66,562)
          Other assets                                      (38,312)       (20,480)        (1,488)
        Increase (decrease) in:
          Accounts payable                                  195,327         44,141          6,343
          Federal payroll taxes payable                     186,842        381,945         60,628
          State payroll taxes payable                       161,367         89,810             --
          Deferred rent expense                              55,910         41,586             --
          Accrued expenses and other current
          liabilities                                        33,942         (5,452)         5,452
                                                        -----------    -----------    -----------
               Net cash used in operating activities     (1,228,319)       (59,807)      (128,179)
                                                        -----------    -----------    -----------
Cash flows from investing activities:
   Purchases of property and equipment                       (7,922)       (17,552)      (107,952)
   Acquisition of businesses                                (15,000)            --             --
   Notes receivable issued to officers                     (130,584)       (70,602)       (14,397)
                                                        -----------    -----------    -----------
               Net cash used in investing activities       (153,506)       (88,154)      (122,349)
                                                        -----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                   852,500             --        136,000
   (Payments to) advances from factoring company, net       (43,434)       220,558             --
   (Payment of) proceeds from notes                              --       (101,250)       101,250
   Other capital contributions                              114,700             --             --
   Contributed capital from THC                             289,277             --             --
   Increase in cash overdraft                               190,855         19,858
   (Decrease) increase in related party advances            (22,073)         2,100         19,973
                                                        -----------    -----------    -----------
               Net cash provided by financing
               activities                                 1,381,825        141,266        257,223
                                                        -----------    -----------    -----------
               Net increase (decrease) in cash and
               cash equivalents                                  --         (6,695)         6,695
Cash and cash equivalents at beginning of year                   --          6,695             --
                                                        -----------    -----------    -----------
Cash and cash equivalents at end of year                $        --             --          6,695
                                                        ===========    ===========    ===========
Supplemental disclosure of cash flow information -
   cash paid during the year for:
     Interest                                           $    34,669          9,280             --
                                                        ===========    ===========    ===========
     Income taxes                                       $        --             --             --
                                                        ===========    ===========    ===========
Acquisitions of businesses:
     Fair value of assets acquired, including
     goodwill                                           $ 1,790,903             --             --
     Fair value of liabilities assumed                      (90,903)            --             --
     Promissory note issued                                 (35,000)            --             --
     Fair value of common stock issued                   (1,650,000)            --             --
                                                        -----------    -----------    -----------
          Net cash paid for acquisitions                $    15,000             --             --
                                                        ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997

(1)   Summary of Significant Accounting Policies

      (a)   Description of Business

            Elite Technologies, Inc. (the "Company") is composed of three operating divisions. The integration division offers outsourcing services to companies seeking software development and integration on a contract basis. The internet division offers web site development and consulting services. The staffing division provides temporary and permanent staffing services of information technology ("IT") personnel to companies across the United States. All revenues are derived from customers located in the United States, and all long-lived assets are located in the United States.

            The Company has incurred cumulative losses of approximately $3,400,000 since its inception and its cash flows from operations are not adequate to pay current obligations as they become due. Management has relied on private placement equity to partially fund operations in the current year. The Company plans to raise additional capital through additional equity offerings; however, there is no assurance that additional capital can be raised. Due to these circumstances, there is substantial doubt whether the Company will have the ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      (b)   Basis of Financial Statement Presentation

            The consolidated financial statements include the accounts of Elite Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

            The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, income and expenses for the period, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

            Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition.

      (c)   Revenue Recognition

            Revenue from the placement of temporary and permanent employees is recognized upon the delivery of the service. Contract revenue from software development and implementation is recognized under the percentage of completion method. Web site development and consulting services are generally performed on a time and materials basis and are recognized as the services are performed.

      (d)   Cash and Cash Equivalents

            The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997

      (e)   Property and Equipment

            Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method based upon estimated useful lives of three to five years.

      (f)   Excess of Cost Over Net Assets of Businesses Acquired

            The excess of cost over net assets of businesses acquired (goodwill) is being amortized using the straight-line method over five years. The amortization period is based on, among other things, the nature of the products and markets, the competitive position of the acquired companies, and the adaptability to changing market conditions of the acquired companies. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate equal to the rate of return that would be required by the Company for a similar investment with like risks. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

      (g)   Income Taxes

            The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (h)   Stock Option Plan

            The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

      (i)   Fair Value of Financial Instruments

            Based on their short maturities and interest rates estimated to be available to the Company, management has determined that the carrying values of all financial instruments approximate fair value at May 31, 1999 and 1998.

      (j)   Impairment of Long-Lived Assets

            The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair

                                                                     (Continued)

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997

            value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      (k)   Comprehensive Income

            On June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company has no "other comprehensive income" to report for the years ended May 31, 1999, 1998 and 1997.

      (l)   Net Earnings (Loss) Per Common Share

            Basic earnings (loss) per common share available to common stockholders is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share available to common stockholders is based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options. Options to purchase 2,250,000 shares of common stock at May 31, 1999 were excluded from the computation of diluted earnings per share because they were antidilutive.

      (m)   Industry Segments

            On June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. Through May 31, 1999, the Company has operated and has been managed as one segment since the majority of its revenue has been from its staffing division. Revenues and results of operations by division have historically not been segregated within the Company's internal financial and accounting systems.

(2)   Formation of the Company

      Intuitive Technology Consultants, Inc. ("ITC") was incorporated on August 9, 1996. On June 2, 1997, Phoenix International Industries, Inc. ("Phoenix") acquired 100% of the outstanding shares of ITC by issuing 1,500,000 shares of restricted common stock valued at $320,000. During the period that ITC was owned by Phoenix, the former owner of ITC was an employee and director of Phoenix. Effective June 1, 1998, Phoenix and the former owner of ITC agreed to reverse the transaction. As a result of the reversal, 100% of the common stock of ITC was returned to its former owner in exchange for the return of the Phoenix common shares, a cash payment of $60,000, and notes payable of $290,000 to Phoenix. The notes payable were to reimburse Phoenix for intercompany amounts receivable from the Company. Under provisions of the reversal, the notes payable have been reduced to $-0- due to misrepresentations, breaches of contract and alleged misappropriations of funds on the part of Phoenix. Phoenix is currently disputing the reduction of the note payable, but Management, based in part on advice from counsel, believes the Company will prevail. Purchase and push-down accounting has not been applied to the acquisition of ITC by Phoenix due to its ultimate reversal.

      On July 8, 1998, ITC merged with CONCAP, Inc. ("CONCAP"), a public "shell" company. Former ITC stockholders received 7,200,000 shares of CONCAP common stock in exchange for all outstanding shares of ITC. The former stockholders of ITC gained control of CONCAP in the merger; therefore, the merger was accounted for as if ITC was the acquirer (see note 9(a)). On April 30, 1999, the Company changed its name to Elite Technologies, Inc.

                                                                     (Continued)

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997

(3)   Business Acquisitions

      (a)   Temporary Help Connection, Inc. ("THC")

            Effective November 15, 1998, the Company acquired a one hundred percent (100%) membership interest in Troxtel Holding Company, LLC d/b/a/ Temporary Help Connection ("THC"), a Michigan company, in exchange for 1,250,000 shares of the Company's common stock. In addition, the Company agreed to provide to THC accounts receivable financing of up to 75% for approved accounts. THC is engaged in the business of light industrial temporary staffing.

            Due to misrepresentations and breaches of provisions of the purchase agreement on the part of THC, on April 12, 1999, the Company "unwound" the acquisition of THC as provided for in the purchase agreement. The Company is currently involved in litigation arising out of this transaction and has asserted claims against THC's former owner, for among other things, fraud and breach of contract. The Company anticipates that THC's former owner will return all stock issued as part of this transaction which is currently being held in escrow, as required by the Company's exercise of its contractual right to unwind the transaction.

            Since the acquisition of THC was unwound, no assets, liabilities, or results of operations of THC are included in the accompanying consolidated financial statements. THC's cash receipts which were remitted to ITC in excess of cash disbursements made by ITC on behalf of THC during the period of THC's control by the Company have been credited to additional paid-in capital.

      (b)   Scanlan Music, Inc. ("Scanlan")

            Effective November 5, 1998, the Chairman of the Company acquired all of the issued and outstanding shares of Scanlan, a retail seller of musical instruments, in exchange for a promissory note of $35,000. On November 9, 1998, the Chairman assigned all rights, titles and inventory of Scanlan as well as the promissory note to the Company. The acquisition was treated as being made by the Company using the purchase method of accounting and, accordingly, the net assets acquired have been recorded at their estimated fair market value at the date of acquisition. The purchase price consisted of the issuance of a promissory note of $35,000 which has been included in current installments of notes payable at May 31, 1999 as it is payable by May 31, 2000. The excess of cost over net assets acquired ("goodwill") is approximately $35,000, which is being amortized over five years.

      (c)   Elevation Strategic Partners, Inc. ("Elevation")

            Effective March 31, 1999, the Company acquired all of the issued and outstanding shares of Elevation Strategic Partners, Inc., a Delaware company, in exchange for 1,000,000 shares of the Company's common stock. The Company delivered 750,000 shares on the date of the transaction and will deliver the remaining 250,000 shares on the one year anniversary date of the acquisition. The issuance of the 250,000 shares is not contingent upon future events or performance. Elevation is engaged in the business of incubating and growing technology and internet based companies. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets acquired have been recorded at their estimated fair market value at the date of acquisition. The purchase price consisted of 1,000,000 shares of the Company's common stock valued at $1.50 per share, approximately $15,000 of cash paid for costs directly related to the acquisition and the assumption of debt of approximately $50,000. The fair value of the Company's stock issued in connection with the acquisition was based upon the price of shares sold in private placements that

                                                                     (Continued)

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997

            occurred around the time of the acquisition. Goodwill of approximately $1,550,000 resulted from this transaction and is being amortized over a period of five years.

      (d)   Virtual Enterprise, Inc. ("Virtual")

            Effective April 1, 1999, the Company acquired all of the issued and outstanding shares of Virtual, an internet portal that allows users to plan a wedding with links to various vendors in the industry, in exchange for 100,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets acquired have been recorded at their estimated fair market value on the date of acquisition. The purchase price consisted of 100,000 shares of the Company's common stock valued at $1.50 per share and the assumption of debt of approximately $41,000. The fair value of the Company's stock issued in connection with the acquisition was based upon the price of shares sold in private placements that occurred around the time of the acquisition. Goodwill of approximately $190,000 resulted from this transaction and is being amortized over a period of five years. The debt assumed is payable in monthly installments, including interest and principal, of approximately $860. At May 31, 1999, approximately $3,500 is included as current installments of notes payable with the remaining $37,399 included as long-term notes payable.

      (e)   Pro Forma Financial Information

            The results of operations of the acquired companies have been included in the Company's consolidated statements of operations beginning on the following dates: Scanlan - November 5, 1998; Elevation - March 31, 1999; Virtual - April 1, 1999.

            The unaudited pro forma results of operations of the Company for the years ended May 31, 1999 and 1998 as if the acquisitions described above had been effected on June 1, 1998 and 1997, respectively, are summarized as follows:

                                                         Years ended May 31,
                                                      -------------------------
                                                          1999           1998
                                                      ------------   ----------

            Revenues                                  $  2,130,560    1,866,984
                                                      ============   ==========

            Net loss applicable to common
                shareholders                          $ (3,316,950)    (907,778)
                                                      ============   ==========

            Net loss per share applicable to
                common shareholders                   $       (.28)        (.08)
                                                      ============   ==========

            Weighted average number of common
                shares outstanding                    $ 11,857,399   11,469,170
                                                      ============   ==========

            The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates indicated nor are they necessarily indicative of the results of future operations.

(4)   Accounts Receivable

      The Company factors substantially all of its accounts receivable, with recourse as to credit risk, with American Factors Corporation ("AFC") under a factoring agreement entered into on November 17, 1997.

                                                                     (Continued)

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997

      The agreement provides for financing up to a maximum of $500,000. AFC may at its discretion choose to purchase any or all of the accounts receivable. For each invoice purchased, the Company is initially advanced 80% of the gross invoice amount. AFC has the right to maintain a reserve fund out of any payments or credits received by AFC in an amount equal to 20% of the aggregate unpaid gross amount of all receivables purchased in order to cover any amounts that the Company may become obligated to AFC. The Company is required to pay a commission to AFC representing a percentage of each invoice purchased. If the invoice is collected within 30 days of the invoice date, the commission is 2.5%, if collected within 31 to 50 days of the invoice date, the commission is 4.0 %, and the commission increases an additional 1.0% for each additional ten days that the invoice is outstanding. The Company also pays administrative fees to AFC. For the years ended May 31, 1999, 1998 and 1997, total expenses related to this arrangement were approximately $106,000, $47,000, and $-0-, respectively.

      The Company records the gross account receivable when the invoice is sent and records all amounts advanced by AFC as a liability. The liability to AFC is increased by fees payable under the arrangement. When payments on invoices are received by AFC, the Company reduces both accounts receivable and the payable to AFC. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover all potential credit losses including potential losses on receivables sold. The activity in the allowance for doubtful accounts for the three years ended May 31, 1999, 1998, and 1997 is as follows:

                                                    Reductions
         Allowance for   Balance at                taken against
            doubtful      beginning   Charged to        the         Balance at
            accounts      of period    expense       allowance     end of period
         -------------   ----------   ----------   -------------   -------------

              1997        $    --            --           --              --
              1998             --        90,791      (77,791)         13,000
              1999         13,000       106,559      (93,559)         26,000

(5)   Property and Equipment

      Property and equipment consists of the following at May 31, 1999 and 1998:

                                                             1999         1998
                                                           --------     --------

         Computer equipment                                $ 74,416       69,188
         Purchased software                                  32,430       30,022
         Furniture and fixtures                              26,579       26,293
                                                           --------     --------
                                                            133,425      125,503
         Less accumulated depreciation                       67,121       37,456
                                                           --------     --------

                                                           $ 66,304       88,047
                                                           ========     ========

(6)   Leases

      The Company leases office space and office equipment under various operating leases. Rental expense was approximately $282,000, $103,000, and $7,000 for the years ended May 31, 1999, 1998, and 1997, respectively. The following schedule summarizes the future minimum lease payments on operating leases having initial or remaining noncancelable lease terms in excess of one year as of May 31, 1999:

                                                                     (Continued)

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997

                                                                       Amount
                                                                    ------------
         Year ending May 31:
                 2000                                               $    241,000
                 2001                                                    233,564
                 2002                                                    239,072
                 2003                                                    245,418
                 2004                                                    252,616
                 Thereafter                                              171,744
                                                                    ------------

                         Total future minimum lease payments        $  1,383,414
                                                                    ============

(7)   Related Party Transactions

      (a)   Notes Receivable from Officers

            The Company has made loans to certain officers of the Company. These loans are evidenced by a promissory note payable in not more than 60 monthly principal and interest installments starting with the first day of the month following the month in which the loan is made, with interest at the rate of 3% per year on the unpaid balance of the loan outstanding. In the event of default of any installment of principal and interest when due, the entire balance of principal and accrued interest becomes payable on demand. As of May 31, 1999, no repayments have been made on these loans and, accordingly, notes receivable from officers were classified as current assets.

      (b)   Advances

            As of May 31, 1998, related parties had advanced $22,073 to the Company to fund operations. These advances were repaid during the year ended May 31, 1999.

(8)   Taxes

      The Company operated as an S-Corporation for the year ended May 31, 1997 and, accordingly, no provision for income taxes is provided as all income and losses of the Company are reported by the stockholders on their individual income tax returns. The Company's effective tax rate differs from the "expected" income tax benefit calculated by applying the Federal statutory rate of 34% to loss before income taxes as follows:

                                                                          Years ended May 31,
                                                                       --------------------------
                                                                          1999           1998
                                                                       -----------    -----------
            Computed "expected" income tax benefit                     $  (982,044)      (148,961)
            Increase (decrease) in income taxes resulting from:
                State income taxes, net of Federal income tax effect      (134,132)       (17,162)
                Change in the valuation allowance for deferred tax
                  assets, net of change of $320,653 due to fully
                  reserved net operating losses acquired from CONCAP     1,034,206        173,356
                Nondeductible expenses                                     151,069          1,609
                Other, net                                                 (69,099)        (8,842)
                                                                       -----------    -----------

                                                                       $        --    $        --
                                                                       ===========    ===========


                                                                     (Continued)

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997

      The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 1999 and 1998 are presented as follows:

                                                                    1999           1998
                                                                -----------    -----------
      Deferred income tax assets:
          Allowance for doubtful accounts                       $    10,399          5,196
          Stock compensation and accrued payroll                    408,516             --
          Net operating loss carryforwards                        1,106,238        162,907
          Other, net                                                  6,974          7,923
                                                                -----------    -----------
                 Total gross deferred income tax assets           1,532,127        176,026

          Less valuation allowance                                1,528,215        173,356
                                                                -----------    -----------
                 Net deferred income tax assets                       3,912          2,670

      Deferred income tax liability - property and equipment,
      primarily due to differences in depreciation                   (3,912)        (2,670)
                                                                -----------    -----------

                 Net deferred income tax asset (liability)      $        --             --
                                                                ===========    ===========

      The valuation allowance for deferred tax assets as of May 31, 1999 and 1998 was $1,528,215 and $173,356, respectively. The increase in the valuation allowance for the years ended May 31, 1999 and 1998 was $1,354,859 and $173,356, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits as reassessment indicates that it is more likely than not that the benefits will be realized.

      At May 31, 1999, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $2,766,000 which are available to offset future Federal and state taxable income, if any, through 2019. Due to the separate return limitation year rules of the consolidated return regulations, it is estimated that the use of approximately $943,000 of Federal loss carryforwards is restricted. In addition, due to changes in the ownership of various members of the consolidated group, the use of an additional $344,517 of Federal loss carryforwards is restricted by virtue of Internal Revenue Code Section 382 limitations.

(9)   Stockholders' Equity

      (a)   Completion of Reverse Merger

            As a result of the reverse merger completed on July 8, 1998 (see note 2), the equity of the Company reflects the historical equity of ITC, retroactively restated to reflect the 7,200,000 CONCAP shares issued in the merger. In addition, the common stock and additional paid-in capital accounts have been adjusted to reflect the par value of the outstanding stock of CONCAP after giving effect to the shares issued in the merger.

      (b)   Private Placements

                                                                     (Continued)

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997

            In June and July 1998, a former officer of CONCAP purchased 400,000 shares of common stock of the Company for $200,000.

            In November 1998, the Company issued 1,250,000 shares of common stock in connection with the acquisition of THC; however, these shares have not been reflected as outstanding since the Company unwound this acquisition in April 1999 (see note 3(a)).

            On March 31, 1999 and April 1, 1999, the Company issued 750,000 and 100,000 shares of common stock in connection with the acquisitions of Elevation and Virtual, respectively.

            In April 1999, the Company commenced the sale of its common stock in a private placement offering. As of May 31, 1999, 652,500 shares of common stock had been sold for $652,500, net of issuance costs of approximately $352,000 and 50,000 shares of common stock issued to the investment banker.

      (c)   Other Capital Contribution

            For the year ended May 31, 1999, an officer of the Company contributed $114,700 to the Company to fund operations. This contribution has been reflected as additional paid-in capital since it is required to be repaid in common stock of the Company based on the fair value of the stock on the date of the contribution, commencing two years from the date that the contribution was made.

      (d)   Stock Compensation

            On July 15, 1998, as part of an employment agreement, an officer of the Company was granted the option to purchase 2,000,000 shares of common stock at an exercise price of $.10 per share. Of the stock options, 1,000,000 vest on August 31, 2000 and the remaining options vest on August 31, 2001. The options expire one year from the vesting date. As of May 31, 1999, none of these options were exerciseable.

            On March 15, 1999, as part of an employment agreement, another officer of the Company was granted the option to purchase 250,000 shares of common stock at an exercise price of $.10 per share. Of the stock options, 125,000 vest on August 31, 2000 and the remaining options vest on August 31, 2001. The options expire one year from the vesting date. As of May 31, 1999, none of these options were exercisable.

            The per share weighted-average fair value of options granted during the year ended May 31, 1999 was $1.38 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected volatility of 58.65%, expected dividend yield of 0%, risk-free interest rate of 5.5%, and an expected option life of 3.25 years.

            A summary of the stock options as of May 31, 1999 and changes during the year then ended is presented below:

                                                                       Weighted-
                                                                        average
                                                                       exercise
                                                             Shares      price
                                                           ---------   ---------

                  Outstanding at May 31, 1998                     --   $      --

                  Granted                                  2,250,000         .10
                  Forfeited/canceled                              --          --
                                                           ---------   ---------

                  Outstanding at May 31, 1999              2,250,000   $     .10
                                                           =========   =========
                  Weighted-average fair value of options
                      granted during 1999                              $    1.38
                                                                       =========

                                                                     (Continued)

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997

            The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for stock options. The Company recognized compensation expense of approximately $827,000 in connection with options granted during the year ended May 31, 1999 as the exercise price was less than the market price of the stock on the date of grant. The Company will recognize additional compensation expense of approximately $2,273,000 over the remaining vesting period of these options.

      (e)   Commitment to Issue Common Stock for Investment Banking Services

            In April 1999, the Company entered an agreement to issue 610,000 shares of the Company's common stock in exchange for investment banking services; however, the shares were not issued until after May 31, 1999. The Company recorded expense and additional paid-in capital for the pro rata share of the fair value of the total agreement related to the services performed in the year ended May 31, 1999.

(10)  Major Customers

      For the year ended May 31, 1999, two customers accounted for approximately 62% and 71% of total revenues and accounts receivable, respectively. For the year ended May 31, 1998, two different customers accounted for approximately 47% and 27% of total revenues and accounts receivable, respectively.

(11)  Contingencies

      The Company is involved in various claims and legal actions arising in the ordinary course of business. While the ultimate results and outcome cannot be determined, management does not expect that the ultimate disposition of these matters will have a material adverse effect on the Company's results of operations or financial position.

(12)  Subsequent Events

      In June and July 1999, the Company sold additional shares of its common stock in private placement offerings. Approximately 550,500 shares of common stock were sold resulting in proceeds of $550,500, net of issuance costs.

      In June 1999, the Company issued 612,500 shares of restricted common stock to six employees as an incentive for these employees to continue employment. This will result in stock-based Compensation to the Company in the year ending May 31, 2000.

      In June 1999, the Company issued 300,000 shares of common stock to a consultant for future consulting services and issued 250,000 shares of common stock to a former ITC Shareholder. This will result in stock-based Compensation to the Company in the year ending May 31, 2000.

                                                                     (Continued)

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997

      In August 1999, the Company entered into stock purchase/repurchase agreement for the sale of 9,250,000 shares of common stock at approximately $1.625 per share. In exchange for the stock, the Company received a promissory note in the amount of $15,000,000. Interest accrues on the note at a rate of 8% per annum, and all principal and accrued interest is payable three years from the date of the note. The agreement allows for the Company to repurchase the stock and likewise, the purchaser to return the stock to the Company during the term of the agreement. In addition, the Company entered into a security and pledge financing arrangement with the purchaser, whereby the Company would obtian a loan of $10,000,000 from the purchaser while pledging 9,250,000 shares of common stock to the purchaser.

      In July and August 1999 the Company signed letters of intent to acquire three companies. The Company intends to issue common stock as consideration for two of the acquisitions and a combination of cash and common stock for the third. Managment expects to close these acquisitions in the second quater, fiscal year 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE TECHNOLOGIES, INC.
(Registrant)


By: /s/ SCOTT A. SCHUSTER
-------------------------
Scott A. Schuster
Chief Executive Officer
September 10, 1999

      The undersigned directors and officers of Elite Technologies, Inc. hereby constitute and appoint Scott A. Schuster, David Aksoy, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents, for him and in his name, place, and stead, in any and all capacities, to sign on his behalf any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Commission granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as to all intents and purposes as he or she might or could do in person, and hereby ratify and confirm that all such attorneys-in-fact or agents, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott A. Schuster    /s/ David Aksoy    /s/ Jason Kiszonak   /s/ Lee Davis
---------------------    ---------------    ------------------   ---------------

Scott A. Schuster       David Aksoy, M.D.   Jason Kiszonak       Lee Davis
Chairman of the Board   Sr. VP and CFO      Sr. VP for PR        VP Acquisitions
and Chief Executive     August 31, 1999     August 31, 1999      August 31, 1999
Officer
August 31, 1999

            INDEX TO EXHIBITS

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION
------      -------------------
2.1         Agreement dated June 24, 1998 by and among CONCAP, Inc. and
            Intuitive Technology Consultants, Inc.(1)
2.2         Purchase Agreement dated November 15, 1998, by and among CONCAP,
            Inc. and Troxtel Holding Company d/b/a Temporary Help Connection(2)
2.3         Purchase Agreement dated March 31, 1999 by and between CONCAP, Inc.
            and Elevation Strategic Partners, Inc.(3)
2.4         Agreement dated November 5, 1998 by and between Scott Schuster and
            Scanlan Music, Inc.
2.4.1       Assignment Agreement dated November 9, 1998 by and between Scott
            Schuster and CONCAP, Inc.(4)
2.5         Agreement dated April 1, 1999 by and between CONCAP, Inc. and
            Virtual Enterprise, Inc.
3*          Amendment to Articles of Incorporation of CONCAP, Inc. dated April
            22, 1999
10.1        Employment Agreement dated July 15, 1998 by and between CONCAP, Inc.
            and Scott Schuster(4)
10.2        Employment Agreement dated March 15, 1999 by and between CONCAP,
            Inc. and Jason Kiszonak(4)
21*         Subsidiaries of Registrant
24          Power of Attorney(5)
27*         Financial Data Schedule

c.    Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated April 27, 1999 regarding the April 12, 1999 unwinding of the acquisition of Troxtel Holding Company.

(1) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated July 8, 1998
(2) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated November 15, 1998
(3) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated April 16, 1999
(4)   To be filed by amendment.
(5)   Included on the signature page of this Annual Report.
*     Filed with this Annual Report.