Form 10-K/A
period 1999-05-31
ELITE TECHNOLOGIES INC /TX/
filed 1999-09-29
CIK 835909

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1999

                         Commission File Number: 0-17597

                            ELITE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                                 NOT APPLICABLE
            (Former name of registrant if changed since last report)

           Texas                                     76-0252296
(State or other Jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                       3700 Crestwood Parkway, Suite 1000
                                Duluth, GA 30096
          (Address of principal executive offices, including zip code)

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

The number of issued and outstanding shares of the issuer's class of capital stock as of September 8, 1999, the latest practicable date, is as follows:
16,987,670(1) shares of Common Stock $.001 par value.

================================================================================

- ----------
(1) Excludes 1,250,000 shares issued to Randy Troxtel in connection with the acquisition of Temporary Help Connection. These shares are being held in escrow pending disposition of the Company's attempt to reverse the acquisition. (See Legal Proceedings.)

      Elite Technologies, Inc. (the "Company") a Texas corporation, is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (the "Original Report") in order to provide the information required by Part III of the Form 10-K (Items 10, except for Executive Officers which is included in Part I of the Original Report, 11, 12 and 13), which information was omitted from the Original Report as provided in General Instruction G(3) of the instructions to Form 10-K and certain information required by Part IV of the Form 10-K. This Amendment to the Original Report speaks as of the original date of filing of the Original Report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

TABLE OF DIRECTORS AND EXECUTIVE OFFICERS

The following table provides a summary of the Company's directors and executive officers as of May 31, 1999

Name               Age           Position Held
Scott Schuster      35 (1),(2)   Director, Chairman of the Board and CEO
David Aksoy         35 (1),(2)   Director, Senior Vice President and CFO
Lee Davis           32           Director, Senior Vice President of Acquisitions
Jason Kiszonak      27           Senior Vice President of Public Relations

(1) Member of Compensation Committee
(2) Member of Audit Committee

There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was selected as a director or an officer. Directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The executive officers of the Company are elected at the annual meeting of the Board of Directors and hold office until their successors have been elected and qualified. No family relationship currently exists among any of the executive officers and directors of the Company.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires officers and directors of the Registrant and holders of more than 10% of the Registrant's common stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission ("SEC") and to furnish the Registrant with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Registrant by such Reporting Persons or on the written representations of such Reporting Persons with respect to whether any reports on Form 3 or Form 5 were required, the Registrant believes that during the year ended May 31, 1999, Scott Schuster has not filed a Form 3 upon his election as a director and officer of the Company, or upon becoming a ten percent beneficial owner. Mr. Schuster has not filed a Form 4 reporting a change in beneficial ownership for one transaction. David Aksoy has not filed a Form 3 upon his election as a director and officer of the Company, or upon becoming a ten percent owner. Mr. Aksoy has not filed a Form 4 reporting a change in beneficial ownership for one transaction. Neither Jason Kiszonak nor Lee Davis have filed Form 3's reporting their election as directors and officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

      Summary Compensation Table

The following table sets forth certain information regarding compensation awarded or paid to, or earned by, each of the following persons during each of the last three fiscal years: (i) the person who served as the Registrant's Chief Executive Officer during the fiscal year ended May 31, 1999 ("Fiscal 1999") and
(ii) the Registrant's Senior Vice President of Public Relations (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                               Annual Compensation

      Name
      and
   Principal
    Position           Year              Salary ($)
    --------           ----              ----------
 Scott Schuster        1999               $250,000
(Chairman of the
 Board and CEO)

 Jason Kiszonak        1999               $125,000
 (Senior Vice
 President of
Public Relations)

      No other officer or director received compensation in excess of $100,000 for the fiscal year ended May 31, 1999. No officer or director received compensation in excess of $100,000 for the fiscal year ended May 31, 1998 or for the fiscal year end May 31, 1997, nor was the Company obligated to pay any officer or director compensation in excess of $100,000 per year. No member of the Board of Directors has received or is entitled to receive compensation for attendance at Board of Directors meetings nor has any officer received any compensation in such capacity since inception.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                                                   Number of
                                                                   Securities            Value of
                                                                   Underlying           Unexercised
                                                                   Unexercised         In-the-Money
                                                                  Options/SARs         Options/SARs
                                                                    at FY-End          at FY-End ($)
                        Shares
                     Acquired on                                  Exercisable/         Exercisable/
     Name            Exercise (#)       Value Realized ($)        Unexercisable        Unexercisable
     ----            ------------       ------------------        -------------        -------------
Scott Schuster           ---                   ---                 0/2,000,000         0/10,760,000

Jason Kiszonak           ---                   ---                   0/250,000          0/1,345,000

Description of Employment Agreements

      Scott Schuster and Jason Kiszonak perform their duties according to a standard Employment Agreement (the "Agreement"). The Agreement provides for a fixed three year term renewable or terminable according to evaluation by the Employment Committee of the Board of Directors. A base compensation is paid on a weekly or bi-weekly basis plus bonuses not to exceed three percent of the adjusted net profit, which is paid after the Company's fiscal year-end, at May
31. In addition, stock options are offered as an incentive and are available at $0.10 per share and fully vest and become exercisable during the second year of employment, on the 31st of August, or on the 12- month anniversary of such officer or directors start date, whichever is later. Depending on the position held by the officer or director, low interest loans and automobile allowances are also made available. Standard employment provisions of insurance, sick leave, vacation time and deferred retirement compensation are described in the Agreement. All compensation and benefits made available to the officer are subject to his or her continuous satisfactory performance of job duties and responsibilities.

Directors' Fees

      The Company's non-employee directors currently receive no compensation for service on the Company's Board of Directors or any committee thereof.

Compensation Committee Interlocks and Insider Participation

      No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the Board of Directors of compensation committee of any other company, nor has such interlocking relationship existed in the past. The Compensation Committee currently consists of Scott Schuster and David Aksoy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of May 31, 1999, the number of shares of Common Stock owned of record or beneficially by (i) each director of the Company, (ii) by each executive officer of the Company listed in the Summary Compensation Table above, (iii) by all such executive officers and directors of the Company as a group, which amount includes the number of shares which each such person may have the right to acquire within sixty days after such date upon exercise of stock options, and (iv) by each holder of 5% or greater of the Company's common stock. The footnotes reflect the ownership by such persons of each class of equity securities of certain entities some or all of which may be deemed to be "subsidiaries" of the Registrant within the meaning of the federal securities laws.

              NAME OF                           NUMBER OF SHARES    PERCENT OF
         BENEFICIAL OWNER                       OF COMMON STOCK      CLASS (1)
         ----------------------------------     ----------------   -------------

         Scott Schuster                             2,353,750         13.86%
         3700 Crestwood Pkwy
         Suite 1000
         Duluth, GA 30096

         David Aksoy                                2,681,250         15.78%
         3700 Crestwood Pkwy
         Suite 1000
         Duluth, GA 30096

         Lee Davis                                    450,000          2.65%

         Jason Kiszonak                               350,000          2.06%

         All directors and executive officers       5,835,000         34.35%
         as a group (4 persons)

(1) Based on 16,987,670 shares of Common Stock issued and outstanding on September 8, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Notes Receivable from Officers

The Company has made loans to Scott Schuster in the total amount of $215,583. These loans are evidenced by a promissory note payable in not more than 60 monthly principal and interest installments starting with the first day of the month following the month in which the loan is made, with interest at the rate of 3% per year on the unpaid balance of the loan outstanding. In the event of default of any installment of principal and interest when due, the entire balance of principal and accrued interest becomes payable on demand. As of May 31, 1999, no repayments have been made on these loans and, accordingly, notes receivable from officers were classified as current assets.

(b) Advances

As of May 31, 1998, Scott Schuster had advanced $22,073 to the Company to fund operations. These advances were repaid during the year ended May 31, 1999 without interest.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

3. Exhibits

Exhibit
Number      Description
- -------     -----------

2.4 Agreement dated November 5, 1998 by and between Scott Schuster and Scanlan Music, Inc.

2.4.1 Assignment Agreement dated November 9, 1998 by and between Scott Schuster and CONCAP, Inc.

2.5 Agreement dated April 1, 1999 by and between CONCAP, Inc. and Virtual Enterprise, Inc.

10.1        Employment Agreement dated July 15, 1998 by and between CONCAP, Inc.
            and Scott Schuster

10.2 Employment Agreement dated March 15, 1999 by and between CONCAP, Inc. and Jason Kiszonak

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ELITE TECHNOLOGIES, INC.
                                            (Registrant)


                                            /s/ Scott Schuster
                                            --------------------------
                                            Scott Schuster
                                            Chief Executive Officer

                                            Date: September 28, 1999