Form 10-Q
period 1999-08-31
ELITE TECHNOLOGIES INC /TX/
filed 1999-10-20
CIK 835909

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

                                       OR

    |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM____________TO____________

                         COMMISSION FILE NUMBER: 0-17597

                            ELITE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                      76-0252296
 (State or other Jurisdiction             ( I.R.S. Employer Identification No.)
of incorporation or organization)

        3700 CRESTWOOD PARKWAY                             30096
              SUITE 1000                                 (Zip Code)
              DULUTH, GA
(Address of principal executive offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (770) 381-8089

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the issuer's class of capital stock as of October 1, 1999, the latest practicable date, is as follows: 18,730,170 shares of Common Stock $.0001 par value.

--------------------------------------------------------------------------------

PART 1

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        Balance Sheet
        Income Statement
        Statement of Cash Flow

1. ELITE TECHNOLOGIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AUGUST 31, 1999 (UNAUDITED)

Organization

      Elite Technologies, Inc., formerly CONCAP, Inc., (the "Company") was established in 1988 in the State of Texas. Elite Technologies, Inc. is a full service technology company providing information technology ("IT") services to medium and large enterprises. IT services involve the facilitation of the flow of information within a company or between a company and external sources. These services typically involve computer hardware, software and "integration" efforts to allow diverse systems to communicate with one another.

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

Revenue Recognition

      The Company's revenue results are of the revenue received by Elite Technologies, Inc. and its subsidiary corporations. Revenue from subsidiary corporations is recognized upon signing of a contract for services, provided that amounts are due within one year and collection is considered probable. If significant delays are expected in collecting more than 50% of the contract value, the revenue from the sale of the contract is recognized using contract accounting.

Deferred Revenues

      Revenue may be deferred due to installation, delivery or fulfillment not yet performed.

Deferred Liabilities

      Liabilities may be deferred due to expected expenditure of labor costs.

Payroll Taxes Payable

      Payroll Taxes payable includes a liability of approximately $754,000.00, the assumption of which was part of the agreement to acquire Intuitive Technology Consultants, Inc. Management has entered into an installment agreement with the Internal Revenue Service to satisfy this Liability and has been funding payments from the cash generated by operations. Management believes it can continue to reduce the liability accordingly without adversely affecting the continuing operations of the company.

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

Overview

      Elite Technologies, Inc. is a full service technology company seeking to grow internally and to acquire corporations whose primary focus is technical, including software development, staffing and consulting. It should be noted, however, that the Company is not limiting itself to these areas. The Company's revenue consists of revenue as results of operations of its subsidiary corporations. The financial results referred to herein reflect the historical results of the Company. The Company has recently entered into definitive agreements with three companies, the closings of which are scheduled to take place in second quarter Fiscal Year 2000.

      Prior to June 8, 1998, the Company had no material assets or operations. On July 8, 1998, the Company acquired all of the issued and outstanding capital stock of Intuitive Technology Consultants, Inc. ("ITC"). On November 15, 1998, ITC was merged with Elite Technologies, Inc., with Elite becoming the surviving member. Elite is composed of three branded operating divisions: Elite Integration, Workstream Staffing and Elitetech.com.

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

RESULTS OF OPERATIONS

      Three Months Ended August 31, 1999 Compared to Three Months Ended May 31, 1999.

Revenue

      Total revenue decreased between fourth quarter 1999 and first quarter 2000 due to reorganization of the staffing division, whereby emphasis is now being placed on the more profitable contract placements. In addition, the Company's subsidiary, Scanlan Music, realized a temporary reduction in revenue during the opening of their second location. It is anticipated that revenue will quickly return to projected levels. Total revenue of the subsidiary companies consists of software programming, permanent and temporary placement fees and consulting fees, as well as retail sales by the Company's Scanlan Music subsidiary.

      Software Programming Fees. Software programming fee revenue accounted for less than 10% of the revenue of Elite Technologies.

      Temporary and Permanent Placement Fees. Billings remained at the same level as fourth quarter 1999, but disputes with American Factors corporation have temporarily effected collections and growth. Management anticipates a successful resolution with American Factors and a return to the growth objectives set forth by Management.

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

General and Administrative.

      General and administrative expenses consist primarily of salaries and other personnel related costs of executive, financial and secretarial personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The increase in general and administrative expenses was principally due to increased legal fees as a result of the acquisition of the subsidiaries Elevations Strategic Partners, Inc. and Virtual Enterprise, Inc. and investigation of the possible acquisition targets for the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, Elite has funded its operations to date primarily through cash generated form operations. In addition, Elite has received approximately $1,300,000.00 from outside sources.

      The Company has in pervious quarters utilized line of credit for Accounts Receivable financing from American Factors Corporation of Dallas, Texas for a maximum of up to $1,000,000.00. Due to irregularities in the funding practices of American Factors, the Company has elected not to renew the agreement for the period starting November, 1999. As part of the ongoing dispute, American Factors has withheld funding to the Company, with the corresponding amounts moved temporarily to the "Allowance for Doubtful Accounts" on the Balance Sheet.

      In order to fuel internal growth and acquisitions, the Company has entered into an agreement for $10,000,000 in equity financing. The Company believes that its existing liquidity and capital resources, combined with the capital raise, and the cash generated from operations during fiscal 1999 are sufficient to satisfy its cash requirements for the next twenty-four months. To the extent that such amounts are insufficient, the Company will be required to raise additional funds through equity or debt financing. There can be no assurance that the Company will be successful in raising additional funds on favorable terms or at all.

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

FORWARD LOOKING STATEMENTS

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

ITEM 2. CHANGES IN SECURITIES. NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 5. OTHER INFORMATION.

In connection with the foregoing acquisition the Registrant effectuated a 1-for-100 reverse stock split. As a result of the reverse stock split, and other issuance of stock in connection with the acquisitions, the Registrant now has outstanding 18,730,170 shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            None

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 20, 1999                    By: /s/ Scott Schuster, President
                                              ----------------------------------
                                              Scott Schuster, President

                   Elite Technologies, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                       Q1/2000        Q4/1999
                                                      31-Aug-99      31-May-99

                                     ASSETS

Current Assets
Accounts Receivable                                  $   199,327        285,309
Loans to Officers                                        215,583        215,583
Other Current Assets                                      53,619         53,619
                                                     -----------    -----------
Total Current Assets                                     468,529        554,511

Property and Equipment
Furniture, Fixtures and Equip.                            66,304         66,304
Other Depreciable Property                                21,968         21,968
                                                     -----------    -----------
Total Property and Equipment                              88,272         88,272

Other Assets
Organization Costs                                     1,688,415      1,688,415
                                                     -----------    -----------
Total Other Assets                                     1,688,415      1,688,415

Total Assets                                         $ 2,245,216      2,331,198
                                                     ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                                     $   473,211        245,811
N/P - American Factors Corp.                             177,124        177,124
Accrued Expenses                                          33,942         33,942
Federal Payroll Taxes Payable                            654,463        629,415
GA State Payroll Taxes Payable                           271,597        251,177
Medical Withheld Payable                                   1,538
Medical Company Portion                                      405
Current Portion of Long-Term Debt                         88,504         88,504
Other Current Liabilities                                210,713        210,713
                                                     -----------    -----------
Total Current Liabilities                              1,911,497      1,636,686

Long-Term Liabilities
Notes Payable-Noncurrent                                  37,399         37,399
Other Long-Term Liabilities                               97,496         97,496
                                                     -----------    -----------
Total Long-Term Liabilities                              134,895        134,895
Total Liabilities                                    $ 2,046,392      1,771,581
                                                     ===========    ===========

Stockholders' equity (deficit):
Common Stock                                               1,257          1,257
Additional Paid-in Capital                             3,908,205      3,995,318
Accumulated deficit                                   (3,710,639)    (3,436,958)
Total Stockholders' equity                               198,823
                                                     -----------    -----------
Commitments and contingencies                                           559,617
Total Liabilities and Stockholders' equity           $ 2,245,216      2,331,198
                                                     ===========    ===========

Unaudited - For Management Purposes Only

                    Elite Technologies, Inc. and Subsidiaries
                          Consolidated Income Statement
                   For the Three Months Ending August 31, 1999

                                                       8/31/99    Year to Date
Revenues
Programming Fees                                       377,997         754,075
                                                  ------------    ------------
Total Revenues                                         377,997         754,075

Cost of Sales
                                                  ------------    ------------
Total Cost of Sales                                          0               0
                                                  ------------    ------------

Gross Profit                                           377,997         125,682
                                                  ------------    ------------

Expenses
Advertising Expense                                     20,613          20,613
Auto Expenses                                              343             343
Computer Equipment Expenses                             11,704          11,704
Dues and Subscriptions Exp                               1,393           1,393
Gifts and Donations Expense                                 15              15
Insurance Expense                                       10,824          10,824
Legal and Professional Expense                          53,119          53,119
Meals and Entertainment Exp                                 32              32
Office Expense                                           2,953           2,953
Payroll Tax Expense                                     33,553          33,553
Penalties and Fines Exp                                  2,249           2,249
Postage and Delivery Expense                                25              25
Rent or Lease Expense                                   59,649          59,649
Lease on Automobiles                                     5,157           5,157
Lease on Furniture & Equipment                           5,458           5,458
Salaries Expense                                       299,895         299,895
Medical Company Paid                                     8,198           8,198
Commissions Paid                                         6,125           6,125
Contract Labor                                           3,219           3,219
Supplies Expense                                         8,699           8,699
Telecommunications Expense                               3,441           3,441
Telephone Expense                                       11,733          11,733
Travel Expense                                           2,703           2,703
Temporary Labor Fees                                     9,424           9,424
Employee Reimbursed Expense                              1,214           1,214
Utilities Expense                                          206             206
Wages Expense                                           85,650          85,650
Other Expense                                            3,776           3,776
Late Fees                                                  306             306
                                                  ------------    ------------
Total Expenses                                         651,677         651,677
Net Income                                        $   (273,680)   $   (273,680)
                                                  ============    ============

For Management Purposes Only

                    Elite Technologies, Inc. and Subsidiaries
             Consolidated Statement of Changes in Financial Position
                   For the three months ended August 31, 1999

                                                        8/31/99    Year To Date
Sources of Working Capital
Net Income                                         $   (273,680)   $   (273,680)
Add back items not requiring working capital
                                                   ------------    ------------
Working capital from operations                        (273,680)       (273,680)
Other sources
Additional Paid in Capital                              841,404         841,404
                                                   ------------    ------------
Total sources                                           567,724         567,724
                                                   ------------    ------------
Uses of Working Capital
Additional Paid in Capital                           (1,028,517)     (1,028,517)
                                                   ------------    ------------
Total uses                                           (1,028,517)     (1,028,517)
                                                   ------------    ------------

Net change                                         $   (460,793)   $   (460,793)
                                                   ============    ============

Analysis of components of changes
Increase (Decrease) in Current Assets
Accounts Receivable                                $    (85,982)   $    (85,982)
(Increase) Decrease in Current Liabilities
Accounts Payable                                       (227,400)       (189,898)
Federal Payroll Taxes Payable                          (125,047)       (125,047)
GA State Payroll Taxes Payable                          (20,420)        (20,420)
Medical Withheld Payable                                 (1,538)         (1,538)
Medical Company Portion                                    (405)           (405)
Net change                                         $   (460,793)   $   (460,793)
                                                   ============    ============

For Management Purposes Only

                    Elite Technologies, Inc. and Subsidiaries
                       Consolidated Statement of Cash Flow
                   For the three Months Ended August 31, 1999

                                                                 8/31/99         5/31/99
Cash Flows from operating activities
Net Loss                                                    $   (273,680)   $ (2,888,364)
Adjustments to reconcile net
income to net cash provided
by operating activities
Stockbased Compensation                                                          827,431
Accounts Receivable                                               85,981
Other Assets                                                                     (38,312)
Commitment to issue stock for investment banking services                        126,667
Accounts Payable                                                 227,400         195,327
Deferred Rent Expense                                                             55,910
Federal Payroll Taxes Payable                                    125,048         186,842
GA State Payroll Taxes Payable                                    20,420         161,367
Accrued expenses and other current liabilities                                    33,942
Medical Withheld Payable                                           1,538
Medical Company Portion                                              405
                                                            ------------
Net Cash provided by Operations                                  187,113      (1,339,190)

Cash Flows from investing activities
Purchases of Property and equipment                                               (7,922)
Acquisitions of businesses                                                       (15,000)
Notes Receivable to officers                                                    (130,584)
                                                            ------------    ------------
Net cash used in investing                                             0        (153,506)
                                                            ------------    ------------

Cash Flows from financing activities
Proceeds From issuance of common stock                                           852,500
(Payments to) advances from factoring company, net                               (43,434)
(Payments of) proceeds from notes
Additional Paid In Capital                                       841,404
Other capital contributions                                                      114,700
Contributed capital from THC                                                     289,277
Increase in cash overdraft                                                       190,855
(Decrease) increase in related party advances                                    (22,073)
                                                                            ------------
Additional Paid In Capital                                    (1,028,517)      1,381,825
                                                            ------------
Net cash used in financing                                                      (187,113)
                                                            ------------
Net increase (decrease) in cash                             $          0    $
                                                            ============    ============



Summary
Cash Balance at End of Period                               $          0    $
Cash Balance at Beginning of Period                              119,921
Net Increase (Decrease) in Cash                             $    119,921    $
                                                            ============    ============

Unaudited - For Internal Use Only.