Form 10-Q
period 1999-11-30
ELITE TECHNOLOGIES INC /TX/
filed 2000-02-02
CIK 835909

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]

   |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM____________TO____________

                         COMMISSION FILE NUMBER: 0-17597

                            ELITE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                        76-0252296
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        3700 CRESTWOOD PARKWAY
              SUITE 1000
              DULUTH, GA                                     30096
(Address of principal executive offices)                   (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (770) 381-8089

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the issuer's class of capital stock as of November 1, 1999, the latest practicable date, is as follows: 31,130,170 shares of Common Stock $.0001 par value.

--------------------------------------------------------------------------------

PART 1

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

      Balance Sheet
      Income Statement
      Statement of Cash Flow

1. ELITE TECHNOLOGIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 1999 (UNAUDITED)

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

Overview

      Elite Technologies, Inc. is a full service technology company seeking to grow internally and to acquire corporations whose primary focus is technical, including software development, staffing and consulting. It should be noted, however, that the Company is not limiting itself to these areas. The Company's revenue consists of revenue as results of operations of its subsidiary corporations. The financial results referred to herein reflect the historical results of the Company. The Company has recently entered into agreements with three companies, the closings of which are scheduled to take place in second quarter Fiscal Year 2000. Most recently, the Company has been able to secure an agreement with its largest acquisition target, which has been set to close by February 28, 2000.

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

RESULTS OF OPERATIONS

      Three Months Ended November 30, 1999 Compared to Three Months Ended August 31, 1999.

Revenue

      Total revenue decreased between first quarter 2000 and second quarter 2000 due to reorganization of the Company, whereby all divisions will be restructured to serve as service bureaus for the acquisition scheduled to close on February 28, 2000. The end result will leave the Company refocused on maximizing the opportunity afforded by the acquisition, whose primary activity involves Internet connectivity and content for public schools.

      Software Programming Fees. Software programming fee revenue accounted for less than 10% of the revenue of Elite Technologies.

      Temporary and Permanent Placement Fees. Billings decreased as projected to focus on rehiring human assets that are compatible with the business objectives of the acquisitions. At completion of the quarter ending November 30, 1999, a decision was made by Management not to renew the contracts held by our outsourced programmers, to meet the requirements for the pending acquisitions.

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

      The Company has in previous quarters utilized line of credit for Accounts Receivable financing from American Factors Corporation of Dallas, Texas for a maximum of up to $1,000,000.00. Due to irregularities in the funding practices of American Factors, the Company has elected not to renew the agreement for the period starting November, 1999. The company has settled the dispute with American Factors, and is now free from any further obligation to American Factors.

      In order to fuel internal growth and acquisitions, the Company has entered into an agreement for $10,000,000 in debt financing. The Company believes that its existing liquidity and capital resources, combined with the capital raise, and the cash generated from operations during fiscal 1999 are sufficient to satisfy its cash requirements for the next twenty-four months. To the extent that such amounts are insufficient, the Company will be required to raise additional funds through equity or debt financing. There can be no assurance that the Company will be successful in raising additional funds on favorable terms or at all.

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

      Management believes the Company's program will be effective to resolve the Year 2000 issued in a timely manner. As noted above, the Company has completed all phases of the Year 2000 program. The Company has contingency plans for most of its critical applications and is developing contingency plans for the remaining applications. These contingency plans involve, among other actions, manual workarounds and staffing strategy adjustments. Manual workarounds would consist of preparing billings and cash disbursements from hard copy source documents, which the Company currently maintains. As of January 15, 2000, no software or operational problems have been experienced by the Company.

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

ITEM 2. CHANGES IN SECURITIES. NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 5. OTHER INFORMATION.

In connection with the foregoing acquisition the Registrant effectuated a 1-for-100 reverse stock split. As a result of the reverse stock split, and other issuance of stock in connection with the acquisitions, the Registrant now has outstanding 31,130,170 shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            None

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: January 19, 2000                        By: /s/ Scott Schuster, President
                                              ----------------------------------
                                              Scott Schuster, President

Elite Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                       30-Nov-99      30-Nov-98

ASSETS

Current Assets
Cash                                                          15             92
Accounts Receivable                                  $   199,327      1,050,000
Less Allowable Doubtful Acct.                            (29,899)            (5)
Total A/R                                                169,428      1,045,000
Factoring Reserve                                              0         22,000

Office Supplies                                            3,000          3,000
Loans to Officers                                        215,583        266,000
Prepaid Expenses                                          53,619         52,000
                                                     -----------    -----------
Total Current Assets                                     488,813      1,480,000

Property and Equipment
Furniture, Fixtures and Equip.                            66,304         36,000
Vehicles                                                       0         82,000
Software                                                  32,430         32,000
Leasehold Improvements                                    16,000         16,000
Equip. Computer                                          206,649        289,000
Other Depreciable Property                                21,968         21,968
                                                     -----------    -----------
Less Depreciation                                                       (92,000)
                                                     -----------    -----------
Total Property and Equipment                              219351        363,000

Other Assets
Organization Costs                                     1,688,415              0
                                                     -----------    -----------
Total Other Assets                                     1,688,415              0

Total Assets                                         $ 2,396,579      1,843,000
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                                     $   358,244        176,000
N/P - American Factors Corp.                                   0        755,000
Accrued Expenses                                          33,942              0
Total Payroll Taxes Payable                                             690,000
Federal Payroll Taxes Payable                            654,463            N/a
GA State Payroll Taxes Payable                           271,597            N/a
Medical Withheld Payable                                   1,538              0
Medical Company Portion                                      405              0
Current Portion of Long-Term Debt                         88,504              0
Other Current Liabilities                                210,496         79,000
                                                     -----------    -----------
Total Current Liabilities                              1,619,189      1,700,000

Long-Term Liabilities
Notes Payable-Noncurrent                                  37,399         37,399
Other Long-Term Liabilities                               97,496              0
                                                     -----------    -----------
Total Long-Term Liabilities                              134,895         37,399
Total Liabilities                                    $ 1,754,084      1,737,000
                                                     ===========    ===========

Stockholders' equity (deficit):
Common Stock                                               1,257          1,000
Additional Paid-in Capital                             3,908,205        391,000
Accumulated deficit                                   (3,266,967)      (286,000)
Total Stockholders' equity                               642,495        106,000
                                                     -----------    -----------

Commitments and contingencies
Total Liabilities and Stockholders' equity           $ 2,396,579      1,843,000
                                                     ===========    ===========

                    Unaudited - For Management Purposes Only

                    Elite Technologies, Inc. and Subsidiaries
                          Consolidated Income Statement
                  For the Three Months Ending November 30, 1999

                                                       11/30/99  Year to Date
Revenues
Programming Fees                                        400,013
                                                    -----------   -----------
Total Revenues                                          400,013       778,010

Cost of Sales
                                                    -----------   -----------
Total Cost of Sales                                           0             0
                                                    -----------   -----------

Gross Profit                                            400,013       778,010
                                                    -----------   -----------

Expenses
Advertising Expense                                           0        20,613
Auto Expenses                                                 0           343
Computer Equipment Expenses                                   0        11,704
Dues and Subscriptions Exp                                   99          1492
Gifts and Donations Expense                                   0             0
Insurance Expense                                             0        10,824
Legal and Professional Expense                         5,411.00        58,530
Meals and Entertainment Exp                                   0            32
Office Expense                                           175.30          3128
Payroll Tax Expense                                    8,682.98        42,236
Penalties and Fines Exp                                       0         2,249
Postage and Delivery Expense                                 37            62
Repairs                                                    2000          2000
Rent or Lease Expense                                  22274.51         81924
Lease on Automobiles                                          0         5,157
Lease on Furniture & Equipment                                0         5,458
Salaries Expense                                     119,101.92       418,997
Medical Company Paid                                  10,746.48        18,944
Commissions Paid                                              0         6,125
Contract Labor                                                0         3,219
Supplies Expense                                           9.54          3229
Telecommunications Expense                               150.00          3591
Telephone Expense                                      1,334.90         13068
Lodging                                                 1037.18          1037
Travel Expense                                         2,020.00         4,723
Temporary Labor Fees                                          0         9,424
Employee Reimbursed Expense                                   0         1,214
Utilities Expense                                             0           206
Wages Expense                                         16,455.97        102106
Other Expense                                          2,710.26          6486
Late Fees                                                     0           306
                                                    -----------   -----------
Total Expenses                                       219,457.44       862,419
Net Income                                          $180,555.56   $   (84,409)
                                                    ===========   ===========

                          For Management Purposes Only

                    Elite Technologies, Inc. and Subsidiaries
                       Consolidated Statement of Cash Flow
                   For the three Months Ended August 31, 1999

                                                                       11/30/99

Cash Flows from operating activities
Net Loss                                                            $  (273,680)
Adjustments to reconcile net
income to net cash provided
by operating activities
Stockbased Compensation
Accounts Receivable                                                      85,981
Other Assets
Commitment to issue stock for investment banking services
Accounts Payable                                                        227,400
Deferred Rent Expense
Federal Payroll Taxes Payable                                           125,048
GA State Payroll Taxes Payable                                           20,420
Accrued expenses and other current liabilities
Medical Withheld Payable                                                  1,538
Medical Company Portion                                                     405
                                                                    -----------
Net Cash provided by Operations                                         187,113

Cash Flows from investing activities
Purchases of Property and equipment
Acquisitions of businesses
Notes Receivable to officers
                                                                    -----------
Net cash used in investing                                                    0
                                                                    -----------

Cash Flows from financing activities
Proceeds From issuance of common stock
(Payments to) advances from factoring company, net
(Payments of) proceeds from notes
Additional Paid In Capital                                              841,404
Other capital contributions
Contributed capital from THC
Increase in cash overdraft
(Decrease) increase in related party advances
Additional Paid In Capital                                           (1,028,517)
                                                                    -----------
Net cash used in financing                                             (187,113)
                                                                    -----------
Net increase (decrease) in cash                                     $         0
                                                                    ===========

Summary
Cash Balance at End of Period                                       $         0
Cash Balance at Beginning of Period                                     119,921
Net Increase (Decrease) in Cash                                     $   119,921
                                                                    ===========

                       Unaudited - For Internal Use Only.