Form 10-Q
period 2000-02-29
ELITE TECHNOLOGIES INC /TX/
filed 2000-05-02
CIK 835909

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

                 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

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



       (State or other Jurisdiction                    (I.R.S. Employer
        of incorporation or organization)              Identification No.)
               TEXAS                                      76-0252296

 (Address of principal executive offices)               (Zip Code)

      3700 CRESTWOOD PARKWAY                               30096
       SUITE 1000
       DULUTH, GA

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (770) 381-8089

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

  The number of shares of the issuer's class of capital stock as of February 28,
   2000, the latest practicable date, is as follows: 31,130,170 shares of Common
                             Stock $.0001 par value.
--------------------------------------------------------------------------------

PART  1
                              FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

      Balance  Sheet
      Income  Statement
      Statement  of  Cash  Flow

1. ELITE TECHNOLOGIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FEBRUARY 29, 2000 (UNAUDITED)

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

PAYROLL  TAXES  PAYABLE

      Payroll Taxes payable includes a liability of approximately a base amount of approx. $359,000.00 plus interest and penalties as accrued, the assumption of which was part of the agreement to acquire Intuitive Technology Consultants, Inc. Management has entered into an installment agreement with the Internal Revenue Service to satisfy this Liability and has been funding payments from the cash generated by operations. Management believes it can continue to reduce the liability accordingly without adversely affecting the continuing operations of the company.

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

OVERVIEW
--------

      Elite Technologies, Inc. is a full service technology company seeking to acquire corporations whose primary focus is technical, including software development, staffing and consulting, as well as internet based technologies. It should be noted, however, that the Company is not limiting itself to these areas. The Company's revenue consists of revenue as results of operations of its subsidiary corporations. The financial results referred to herein reflect the historical results of the Company. The Company has recently entered into agreements with three companies, the closings of which are scheduled to take place in second and third quarters Fiscal Year 2000. Most recently, the company closed the acquisition of AMG, LtdAMG, a company based in the Atlanta area providing internet kiosks to the hotel, airport, entertainment and other industries, and uses a unique system to provide internet access to its clients. The kiosks, which allow the user to browse the internet, retrieve email, and other internet based activities on a pay by minute basis, uses a proprietary software system developed and owned by AMG. The kiosks with a list retail price of retail of $5,995.00, however, the AMG will wholesale the units through its distribution network.

     For all intensive purposes, the company halted its operations temporarily to restructure itself during the quarter ended February, 2000. This included reductions in staff and salaries, as well as the relocation of the offices of the Company. The focus of the restructure was to reduce capital expenditure to a minimal amount, and refocus the company toward its acquisition strategy.

     The Company has signed Definitive Agreement with AC Travel, a multi-million dollar internet based travel agency focused on the international business traveler travelling within the United States, and a Letter of Intent signed with Spaulding Travel, in the same industry, and the Company expects to close these acquisitions in May, 2000AC Travel will be a featured link on the internet kiosks deployed by AMG. AMG currently has orders for 5,000 units from e-Webtraders.com, Inc. totaling over 12 million in revenue fiscal 2001, and an additional 25,000 units under Letter of Intent with Adcom, Inc. on a five year deployment plan.

     The Company is seeking other acquisition targets, which fit their current business plan, specifically related to internet technologies. However, the Company is requiring the acquisitions to be fully operational, profitable or near profitable with a revenue range of not less than 3 million per year and up. The Company will make an exception to this guideline, should it discover an opportunity which it believes to be advantageous to its future growth plan.

     The Company has received its first amount(s) under its financing agreements. It has used these funds to acquire AMG, and pay some of its debt(s). The Company expects to receive its next funding installment in May, 2000, at which time it will fund the acquisition of AC Travel, and payoff its outstanding obligations to its creditors.

     Elite has retained its relationship as a Premier Provider with Hewlett Packard. The Company is seeking to solicit software development projects under this relationship.

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

ELITE  INTEGRATION
------------------

      The Elite Integration division is the "outsource services group" of Elite. Elite Integration provides custom software development, including Client/Server applications, design and development to Fortune 1000 companies, government agencies, public institutions and other medium to large enterprises. Most recently, Elite Integration has focused on assisting companies in managing the transition to Microsoft-centric platforms. A recent report by Computer Intelligence shows that 86 percent of all Fortune 1000 firms have already deployed a Windows NT Server. Windows NT and web based systems are emerging as the platforms of choice for departmental and enterprise applications as it decreases the cost of deploying and managing enterprise solutions, and has the added benefit of integrated Web, application and communication services. To date, Elite Integration has focused on Internet and Client / Server development for clients in the Southeast region and is seeking currently to expand into new markets. Recent clients include Ernst &Young, Quest Group Telecommunications, and AT&T.

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

WORKSTREAM  STAFFING
--------------------

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

ELITETECH.COM
-------------

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

     In addition to Virtualbride, AMG, Inc., a provider of Internet kiosks and customized web content, is an acquisition scheduled to close in third quarter 2000. It will be serviced by elitetech.com for its human resource and technology requirements and is anticipated to contribute significantly to the growth of this division.

RESULTS  OF  OPERATIONS
-----------------------

      Three Months Ended February 29, 2000 Compared to Three Months Ended November 30,l999.

REVENUE

      Total revenue decreased between second quarter 2000 and third quarter 2000 due to reorganization of the Company, as all divisions were restructured in the previous quarter to serve as service bureaus for the acquisitions scheduled to close in third and fourth quarters 2000. The end result will leave the Company refocused on maximizing the opportunity afforded by the acquisitions, the most recent of which closed in March of 2000.

      Software Programming Fees. Software programming fee revenue accounted for less than 10% of the revenue of Elite Technologies. Temporary and Permanent Placement Fees. Billings decreased as projected to focus on rehiring human assets that are compatible with the business objectives of the acquisition completed in third quarter 2000. Emphasis is now being placed on resources offering HTML, Java, Cold Fusion and hardware installation and troubleshooting as required by our subsidiaries.

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

GENERAL  AND  ADMINISTRATIVE.

      General and administrative expenses consist primarily of salaries and other personnel related costs of executive, financial and secretarial personnel, as well as facilities, legal, insurance, accounting and other administrative expenses. The general and administrative expenses were primarily unchanged due to prepayment for services associated with the scheduled acquisitions.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

      Since inception, Elite has funded its operations to date primarily through cash generated form operations. In addition, Elite has received approximately $1,800,000.00 from outside sources.

      In order to fuel internal growth and acquisitions, the Company has entered into an agreement for debt financing, a portion of which was received by the Company in third quarter 2000. The Company believes that its existing liquidity and capital resources, combined with the capital raise, and the cash generated from operations during fiscal 1999 are sufficient to satisfy its cash requirements for the next twenty-four months. To the extent that such amounts are insufficient, the Company will be required to raise additional funds through equity or debt financing. There can be no assurance that the Company will be successful in raising additional funds on favorable terms or at all.

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

      Management believes the Company's program will be effective to resolve the Year 2000 issued in a timely manner. As noted above, the Company has completed all phases of the Year 2000 program. The Company has contingency plans for most of its critical applications and is developing contingency plans for the remaining applications. These contingency plans involve, among other actions, manual workarounds and staffing strategy adjustments. Manual workarounds would consist of preparing billings and cash disbursements from hard copy source documents, which the Company currently maintains. As of February 15, 2000, no software or operational problems have been experienced by the Company.

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

ITEM  2.  CHANGES  IN  SECURITIES.  NONE

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  NONE

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.  NONE

ITEM  5.  OTHER  INFORMATION.

In connection with the foregoing acquisition the Registrant effectuated a 100-for-1 reverse stock split. As a result of the reverse stock split, and other issuance of stock in connection with the acquisitions, the Registrant now has outstanding 31,130,170 shares of common stock.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K      None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May  2,  2000              By:  /s/  Scott  Schuster,  President
                                       ----------------------------------
                                            Scott  Schuster,  President


Elite  Technologies,  Inc.  and  Subsidiaries
Consolidated  Balance  Sheets


                                                       29-Feb-00      28-Feb-99
ASSETS

Current Assets
Cash                                                     120,000         51,000
Accounts Receivable                                  $   129,407      1,082,000
Less Allowable Doubtful Acct.                            (29,899)       (55,000)
Total A/R                                                169,428      1,027,000
Factoring Reserve                                              0         43,000

Office Supplies                                            3,000          2,000
Loans to Officers                                        215,583        266,000
Prepaid Expenses                                          53,619         52,000
                                                        ---------     ---------
Total Current Assets                                     488,813      1,474,000

Property and Equipment
Furniture, Fixtures and Equip.                            66,304         59,000
Vehicles                                                       0         82,000
Software                                                  32,430         56,000
Leasehold Improvements                                    16,000         20,000
Equip. Computer                                          206,649        294,000
Other Depreciable Property                                21,968              0
                                                        ---------     ---------
Less Depreciation                                                      (112,000)
                                                        ---------     ---------
Total Property and Equipment                             363,000        420,968

Other Assets
Organization Costs                                     1,688,415              0
                                                        ---------     ---------
Total Other Assets                                     1,688,415              0

Total Assets                                         $ 2,396,579      1,873,000

LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)

Current  Liabilities
Accounts Payable                                     $   358,244        300,000
N/P - American Factors Corp.                                   0        874,000
Accrued Expenses                                          33,942          5,000
Total Payroll Taxes Payable                                             872,000
Federal Payroll Taxes Payable                            654,463            N/A
GA State Payroll Taxes Payable                           271,597            N/A
Medical Withheld Payable                                   1,538              0
Medical Company Portion                                      405              0
Current Portion of Long-Term Debt                         88,504       (215,000)
Other Current Liabilities                                210,496              0
                                                     -----------  -------------
Total Current Liabilities                              1,619,189      1,836,000

Long-Term Liabilities
Notes Payable-Noncurrent                                  37,399         26,000
Other Long-Term Liabilities                               97,496              0
                                                     -----------  -------------
Total Long-Term Liabilities                              134,895         26,000
Total Liabilities                                    $ 1,754,084      1,862,000
                                                     ===========  =============

Stockholders' equity (deficit):
Common Stock                                               1,257          1,000
Additional Paid-in Capital                             3,908,205        391,000
Accumulated deficit                                   (3,266,967)      (286,000)
Total Stockholders' equity                               642,495         11,000
                                                     -----------  -------------

Commitments and contingencies
Total Liabilities and Stockholders' equity           $ 2,396,579      1,873,000
                                                     ===========  =============

                      Unaudited - For Management Purposes Only

                    Elite Technologies, Inc. and Subsidiaries
                          Consolidated Income Statement
                  For the Three Months Ending February 29, 2000


                                                       02/29/00    Year  to Date
Revenues
Programming  Fees                                        115,013
                                                     -----------  -------------
Total  Revenues                                          115,013       778,010

Cost  of  Sales
                                                     -----------  -------------
Total  Cost  of  Sales                                    55,013             0
                                                     -----------  -------------

Gross  Profit                                             60,000       778,010
                                                     -----------  -------------

Expenses
Advertising  Expense                                           0        20,613
Auto  Expenses                                                 0           343
Computer  Equipment  Expenses                                  0        11,704
Dues  and  Subscriptions  Exp                                 99          1492
Gifts  and  Donations  Expense                                 0             0
Insurance  Expense                                        10,824             0
Legal  and  Professional  Expense                       5,411.00        58,530
Meals  and  Entertainment  Exp                                 0            32
Office  Expense                                           175.30          3128
Payroll  Tax  Expense                                   8,682.98        42,236
Penalties  and  Fines  Exp                                     0         2,249
Postage  and  Delivery  Expense                               37            62
Repairs                                                    2,000         2,000
Rent  or  Lease  Expense                               22,274.51        81,924
Lease  on  Automobiles                                         0         5,157
Lease  on  Furniture  & Equipment                              0         5,458
Salaries  Expense                                     119,101.92       418,997
Medical  Company  Paid                                 10,746.48        18,944
Commissions  Paid                                          6,125             0
Contract  Labor                                                0         3,219
Supplies  Expense                                           9.54          3229
Telecommunications  Expense                               150.00          3591
Telephone  Expense                                      1,334.90         13068
Lodging                                                  1037.18          1037
Travel  Expense                                         2,020.00         4,723
Temporary  Labor  Fees                                         0         9,424
Employee  Reimbursed  Expense                                  0         1,214
Utilities  Expense                                             0           206
Wages  Expense                                         16,455.97        102106
Other  Expense                                          2,710.26          6486
Late  Fees                                                     0           306
                                                     -----------  -------------
Total  Expenses                                       219,457.44       862,419
Net  Income                                         $(104,444.44) $    (84,409)
                                                     ===========  =============

                          For  Management  Purposes  Only

                    Elite  Technologies,  Inc.  and  Subsidiaries
                       Consolidated  Statement  of  Cash  Flow
                   For  the  Three  Months  Ended  February  29,  2000

                                                                       02/29/00

Cash  Flows  from  operating  activities
Net  Loss                                                            $ (104,444)
Adjustments  to  reconcile  net
income  to  net  cash  provided
by  operating  activities
Stockbased  Compensation
Accounts  Receivable                                                    (85,981)
Other  Assets
Commitment  to  issue  stock  for  investment  banking  services
Accounts  Payable
                                                                        358,244

Deferred  Rent  Expense
Federal  Payroll Taxes Payable                                          654,463
GA  State Payroll Taxes Payable                                         271,597
Accrued  expenses  and  other  current  liabilities
Medical  Withheld Payable                                                 1,538
Medical  Company Portion                                                    405
                                                                    -----------
Net  Cash provided by Operations                                        187,113

Cash  Flows  from  investing  activities
Purchases  of  Property  and  equipment
Acquisitions  of  businesses
Notes  Receivable  to  officers
                                                                    -----------
Net  cash used in investing                                                   0
                                                                    -----------

Cash  Flows  from  financing  activities
Proceeds  From  issuance  of  common  stock
(Payments  to)  advances  from  factoring  company,  net
(Payments  of)  proceeds  from  notes
Additional  Paid In Capital                                             841,404
Other  capital  contributions
Contributed  capital  from  THC
Increase  in  cash  overdraft
(Decrease)  increase  in  related  party  advances
Additional Paid In Capital                                           (1,028,517)
                                                                    ------------
Net cash used in financing                                             (187,113)
                                                                    ------------
Net  increase (decrease) in cash                                    $         0
                                                                    ============

Summary
Cash  Balance at End of Period                                      $         0
Cash  Balance at Beginning of Period                                    119,921
Net Increase (Decrease) in Cash                                     $  (119,921)
                                                                    ============

                       Unaudited  -  For  Internal  Use  Only.