Form 10-K
period 2000-05-31
ELITE TECHNOLOGIES INC /TX/
filed 2000-11-14
CIK 835909

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2000

                         Commission File Number: 0-17597

                            ELITE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)



                                                             76-0252296
                     Texas                    (IRS Employer Identification No.)
        (State or other Jurisdiction of
          incorporation or organization)
                                                             30096
         6991 Peachtree Industrial Blvd.                    (Zip Code)
                 Suite 320
               Norcross Georgia
    (Address of principal executive offices)

                               (770) 678-969-9146
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: | |


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed as of May 31, 2000 is $5,754,176.


The number of issued and outstanding shares of the issuer's class of capital stock as of May 31, 2000, the latest practicable date, is as follows: 34,260,720 shares of Common Stock $.0001 par value.
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            ELITE TECHNOLOGIES, INC.
                             May 2000 Annual Report

                                TABLE OF CONTENTS

PART I
         ITEM 1. BUSINESS
         ITEM 2. PROPERTY
         ITEM 3. LEGAL PROCEEDINGS
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ITEM 6. SELECTED FINANCIAL DATA
         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ITEM 7a.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                     PART I
ITEM 1. BUSINESS GENERAL

     Elite Technologies, Inc. (referred to herein as "Elite" or the "Company")is a full service technology company offering information technology ("IT")services to small, medium and large enterprises. IT services involve the facilitation of the flow of information within a company or between a company and external sources. These services typically involve computer hardware, software and "integration" efforts to allow diverse systems to communicate with one another.

     Elite was founded as a Georgia corporation in 1996 under the name Intuitive Technology Consultants, Inc. ("ITC"). In July, 1998, ITC Acquisition Group, LLP, consisting of management of ITC, acquired a majority interest, through a reverse merger, in CONCAP, Inc.. On April 22, 1999, the Company changed its name to Elite Technologies, Inc. The Company's charter was revoked on February 11, 2000 for the failure to file franchise tax returns in the State of Texas, however the Company is presently seeking to reinstate its charter.

     Although  Elite,  through  its  divisions  offered a variety of services in fiscal 2000, Elite has suspended most of its operations following the acquisition of Ace Marketing Group, Ltd. ("AMG") in April 2000. Elite intends to acquire other companies to fulfill the services of its divisions. As part of Elite's acquisition strategy, the Company has entered into an agreement to acquire substantially all of the capital stock of AC Travel, Inc. and International Electronic Technologies of Georgia, Inc. Elite does not presently have any other definitive agreements to acquire additional companies and there can be no assurance that it will do so.

     The Company's principal executive offices are located at 6991 Peachtree Industrial Blvd., Suite 320, Norcross, GA 30092 (Telephone: (678) 969-9146. The Company's Internet address is www.elitetech-usa.com.

RECENT DEVELOPMENTS

     In June 2000, Elite has signed purchase agreements with AC Travel, Inc. and International Electronic Technologies of Georgia ("IET"). AC Travel, a wholesale and retail travel agency, including a website catering to the international business traveler who is traveling abroad in the U.S., The purchase price for all the capital stock of AC Travel is 1,500,000 shares of common stock, and $300,000. IET provides wholesale and retail sales and distribution of computer related products. The purchase price for IET is 1,200,000 shares of common stock and $300,000.

     Elite's objective is to establish itself as a leading provider of internet connectivity and content solutions. The company intends to utilize acquisitions to support the growth of AMG's business, such as content and hardware providers. The Company intends to utilize AMG's content and advertising platform to serve as a means by which retailers and other connectivity solutions providers can access a viewer base with quantifiable online purchasing habits.

THE INFORMATION TECHNOLOGY SERVICES INDUSTRY

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

     Companies are increasingly deploying custom designed software / hardware applications. These custom applications are designed specifically for the business needs and goals of each company, and may be composed of multiple operating systems, databases, programming languages and networking protocols throughout the corporate enterprise.

     In addition to the increasing demand for more responsive technologies, technology vendors are becoming more complex and individual product life-cycles are shortening at a faster rate. As a result, IT vendors are under increasing pressure to bring new products and new versions of proven technology to market faster and simultaneously to ensure that those products are implemented in a timely fashion. Thus, these software vendors are outsourcing their services to value added integrators with experience with multiple platform, application, integration, and networking support. The convergence of these trends has resulted in (i) an increasing need within the research and development departments of key technology vendors to outsource to software service firms a portion of the development, deployment and testing of their existing and new products and (ii) an increasing movement of companies toward joint projects with software service firms that have a high level of expertise in market leading technologies. Since many software vendors are already under-staffed, software vendors often prefer not to rely on their internal resources for the design and implementation of enterprise business systems. Accordingly, a growing number of corporations and IT vendors are seeking the help of value added integrators with strong technical expertise in critical emerging technologies to implement high value "end to end" solutions using a successful and cost-effective approach which utilizes available resources to complete specific technology plans.

Industry Background - Internet Solutions

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

Industry Background - Internet Connectivity and Content

     While the internet provides a variety of benefits to businesses and consumers alike, having access to the internet in multiple settings is a prerequisite for its success. This access, or "connectivity", has become an entire industry within the internet field. Connectivity at home and office is typically provided by an Internet Service Provider (ISP), which connects some type of telephone line or cable line to the user's personal computer or server. In public places such as airports, hotels, gas stations and retail stores, Internet Kiosks, which are similar to telephone booths with keyboards, screens and a connection to the web, have been installed. These kiosks initially served as simple connections to the web, whereas today the kiosks are being used as advertising media, information centers and entertainment stations. Kiosks are being installed throughout the United States and internationally, with focus on useful, demographically sensitive information, presented in a user-friendly and entertaining platform.

     In addition to the connectivity issue, consumers are really accessing the internet for the information and entertainment provided online. This information is known as content. Just as a television and cable line connect consumers to television services, it is the programming that interests the viewer. Content provision is also a quickly developing industry throughout the internet world.

Industry Background - Internet Kiosks

     As a relatively new industry, Internet Kiosks provide a specific product to a specific marketplace. More than just a leisure activity, the internet has become a vital link to communications. In many instances, consumers (both business and residential) have a need to gain access to the internet while not at a "home computer". Although laptops continue to provide this service, many instances arise where the convenience of a laptop with a modem connection is not available. In this case, an Internet Kiosk is the solution to the need. Allowing a consumer to access the internet, retrieve e-mail, shop, make travel plans, or even play interactive games online, the kiosk unit provides inexpensive access to these any many other activities.

Industry Background - Online Travel Services

     Travel services have been proven to be a major revenue center online. Much more than mere ticket provision, online travel services allow consumers to book travel, hotels, car rentals, compare rates and even take virtual tours of points of interest around the world. The travel industry has, in the past five years, reinvented itself as a result of decreasing commissions paid to travel agents by the major airlines. Travel agencies have redirected their efforts to concentrate more on providing value added services and leisure travel. The move to online services is seen as the critical step to achieve growth over the next decade in the travel industry.

Industry Background - Computer Hardware and Peripherals

     Computer hardware sales was, for many years, the core profit center in the Information Technology industry. The focus was later shifted toward software. This shift toward software put pressure on smaller manufacturers and distributors, until such time as only a handful of major manufactures and wholesalers remained. Medium to large wholesalers and distributors continue to thrive, especially ones that use hardware provision as an entry into an organization's IT department to offer additional goods and services.


OUR SERVICES

     Elite has offered diverse services with divisions in IT Staffing, Custom Software Development and Integration, Internet Hosting, Content and Technical Development, Hardware Sales and Service and Content Delivery Platforms. Elite suspended these operations in April 2000 in connection with its acquisition of AMG. The Company also served as an authorized solution provider and application developer for leading enterprise-level software products. Prior to April, 2000, the Company marketed its products and services to small, medium and large enterprises.

     Prior to April, 2000, Elite was organized into three divisions: Elite Integration, Elitetech.com, and Workstream Staffing. Elite Integration served as the outsource, integration and software Value Added Reseller for clients and software partners; Elitetech.com offered Internet Development and Internet Solutions; and Workstream Staffing offered full service IT Staffing services.

AMG

     In April 2000, Elite suspended most of its operations, in anticipation of the acquisition of several companies in the internet kiosk industry. In April 2000, Elite acquired Ace Marketing Group, Ltd., ("AMG"). AMG designs, builds and markets an internet "pay by minute" browser (kiosk) used primarily in hotels, airports and entertainment establishments. Elite intends to utilize AMG to acquire additional companies to augment the internet kiosk marketed by AMG, including companies providing content, hardware and other related sectors of commerce. Elite purchased all of the capital stock of AMG for 2,000,000 shares of common stock, and $250,000.00.

     AMG sells a variety of internet kiosk units, customizable for their individual application and environment. The Company markets its kiosks through direct sales, web promotion and through corporate sponsorship programs. AMG is also developing a content and advertising platform that provides quick access to the most frequently used services online, such as travel services, email and e-commerce. AMG is marketing its kiosks to retailers, airports, municipalities, gas stations, hotels and other public areas where internet access is needed. The kiosks not only provide connectivity to the public, but allow advertisers and retailers to promote their offerings in an interactive format.

     AMG specializes in communication implementation of Public Internet pay stations. The Public Internet pay stations have three separate niche markets:
(1) Automated  Business  Center,  (2)  Entertainment  Access and (3) Advertising
Kiosk.

     The Automated Business Center provides a solution for business travelers. The Automated Business Center allows business travelers to access E-mail, send or receive a fax, make color copies, or surf the Internet, in frequently traveled business locations. The Automated Business Center's are directed towards hotels, suites, convention centers, and airports. Payment options include cash, credit cards and optional coupons to make it easy to meet the versatile needs of today's traveler.

     The Automated Business Center's are in phase two of operation. These features include the following: - Internet Browsing - 2000 Hot Buttons offering single click access to stock quotes, new publications, search engines, government sites, etc.
-        Send and retrieve E-mail
-        Send and receive fax capabilities
-        Color copy capabilities
-        Full screen display advertising
-        Scroll bar advertising with web site links
-        Daily usage log of transactions
- Appwatch monitors the Browser software to ensure the application is always running
-        Bootwatch  enable   the  Automated  Business  Center  to  automatically
         re-boot  itself  daily
-        Fortress allows the operation system to be password protected

The following features are under development:

-        Video E-mail
-        Video conferencing
-        Full screen display advertising with coupon program
-        Internet usage destination log
-        Microsoft word processing capabilities
-        Document editing capabilities

     The multi-functional Automated Business Center has enough computing capabilities for future module add-ons to meet the ever-growing technology of today's fast advancing electronic revolution. AMG has telephony capabilities in the research and development process.

     The Entertainment Access Internet Terminal caters to restaurants, coffee shops, turnpike stations, auto service stations, grocery stores, shopping malls, convenient stores, roller rinks, arcades, movie theaters, and museums. The kiosk offers over 2000 1-click web sites. The Entertainment Access Internet Terminal is programmable, enabling custom programming, for the various sites. On-line sports books, trivia, car manufacturers, classifieds and dating services.

     The Advertising Kiosk implemented in the Automated Business Center scenario offers the business traveler the same functionality-access to e-mail, send and receive fax, color copies, or surf the Internet. The Advertising Kiosk implements a coupon program, allowing the hotel to issue each guest $10 dollars in coupons to be used at the kiosk.

     The Advertising Kiosk can be installed in the hotel free of charge to offer the guest free services via the coupon program-the owner of the Advertising Kiosk generates revenue from various companies advertising on the kiosk. The Advertising Kiosk can charge to print out the advertisements which may offer directions, discounts, phone numbers or the advertisements can be printed out free of charge. The advertisers vary in range from local to national companies.

Elite Integration, Elitetech.com and Workstream Staffing

     The Elite Integration division was the "outsource services group" of Elite through April, 2000. Elite Integration offered custom software development, including Client/Server applications, design and development to small, medium and large enterprises. Elite maintains its partnership as a tier one integrator for Eastman Software and a premier provider for Hewlett-Packard. Elite expects to continue participating in these relationships throughout the next year.

     Elitetech.com, is capable of providing web development projects and Internet based server applications. Such services can include web site design, Internet deployment and strategies, web enabled applications, network solutions, e-commerce solutions, search engine placement services, and multimedia creation.

     Elitetech.com currently includes "Virtualbride.com." The Virtual Bride is intended to be a full service on-line wedding planner and bridal registry targeted for deployment in 30 US markets.

Workstream Staffing

     Workstream Staffing was the Company's IT staffing augmentation division which located and offered permanent employees, temporary contractors and temp-to-perm (try before you hire) employees through April 2000. Workstream has developed proprietary software, the "RMS" Recruiting Management System, to manage the client-contractor relationship from pre-screening to renewal. The result was improved customer service and reduced collection times.


INTEGRATION OF ACQUIRED COMPANIES

     Management believes that the market offers acquisition candidates in each of the three areas of interest to the Company (Integration, Staffing and Internet). The acquired companies are intended to operate with the standardized sales and marketing procedures of Elite, with senior level personnel heading an individual task force for each operations function.

     Standardized accounting, business practices and corporate culture will be implemented throughout the organization. It is also anticipated that, upon closing of the acquisitions, the respective presidents of each entity will also be elected to the board of directors of Elite. This is to insure that the proper level of communication and support exists between Elite and the subsidiaries as well as between and among the subsidiaries themselves. Since the acquisition strategy of Elite calls for the purchase of entities that add value to AMG in terms of content, manufacturing and distribution, the integrated companies will require standardized business practices and marketing efforts.

SALES AND MARKETING

     The Company intends to utilize a consultative approach to the target market, whereby partnership relationships are preferred over vendor relationships. Elite sales representatives and those of our software partners will be encouraged to sell the services of each division of the Company. At such time as Elite completes the remaining acquisitions scheduled to close in first quarter of fiscal year 2001, the company intends to create and implement a specific sales and marketing strategy. Until such time as other acquisitions are completed the companies will continue to market as per their pre-existing strategies.

                  Sales

                  The Company does not currently have an active sales force. We anticipate that Elite's sales force will consist of division vice presidents, regional account executives, inside sales lead generators, project managers, presales technical support and executive level management to help assist with the sale of services and solutions. AMG utilizes the services of subcontracted Value Added Resellers (VAR) to sell its kiosk units. AMG allows a VAR to sell its products, giving the VAR a percentage of the net profit of the sale as compensation. This allows AMG to extend its market access without hiring additional workforce on a salaried basis.

                  Elite's sales force will be responsible for creating referencable accounts and a high level customer satisfaction. The sales team will be given the task of uncovering additional sales opportunities within their assigned accounts. Elite's account executives will be assigned quarterly revenue quotas, and will be paid commissions based on the percentage level of attained quota. Project plans and implementation costs will be prepared by the project managers and the account executive. All project pricing will be approved by the divisional vice president, whose performance and compensation will be based solely on the division's total generated revenue.

                  Marketing

                  Elite intends to outsource its marketing requirements and collateral material development. These materials and efforts will be updated periodically to reflect new operations and acquisitions.

                  Elite intends to strategically market its products and services through its executive staff and business partners. Elite intends to promote its corporate image through the use of customer testimonials and partner alliances.


STRATEGY

COMPETITION

     The information technology services industry is highly competitive with limited barriers to entry and rapid change. The industry is served by many national, regional and local companies, including full service agencies and specialized temporary services agencies. Elite's primary competitors include a variety of market segments, including:

         o medium to large  sized  hardware  manufacturers  and  distributors
         o medium to large sized systems  consulting and  implementation  firms;
         o medium to large sized management consulting firms.

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

INTELLECTUAL PROPERTY RIGHTS

     Elite's success in the information technology services business will depend upon its software deployment and methodology and other proprietary intellectual property rights. Elite does not hold any patents or registered copyrights. Instead, Elite intends to rely on a combination of trade secret, nondisclosure and other contractual arrangements and technical measures, and copyright and trademark laws, to protect its proprietary rights. Elite generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information, however, no guarantees can be made that infringement will not take place.

     Elite's businesses will include the development of custom software applications in connection with specific client engagements. Ownership of such software is typically assigned to the client. In addition, Elite intends to develop object-oriented software components that can be reused in software application development and certain foundation and application software products, or software "tools."

     Although Elite believes that its services and products do not infringe on the intellectual property rights of others, other parties may nevertheless make infringement claims against the Company in the future.

GOVERNMENT REGULATION

     As of May 31, 2000, Elite had a workforce which includes information technology consultants who are foreign nationals working in the United States under H-1B permits. That percentage is expected to rise in the coming months and years. Accordingly, Elite must comply with United States immigration laws. Due to the limited number of H-1B permits approved each year, Elite may not be able to recruit or retain enough information technology professionals to meet its personnel requirements. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters periodically express concerns over the levels of legal and illegal immigration into the U.S. These concerns often result in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any reduction in the number of work permits that may be issued or change in immigration laws which impede the hiring or retention of foreign nationals could cause Elite to incur additional unexpected labor costs and expenses.

EMPLOYEES

     As of May 31, 2000, Elite employed 15 full-time employees and consultants. Elite is not a party to any collective bargaining agreements and considers its relationships with its employees to be satisfactory. These employees consist of 8 administrative employees, and 7 technical employees.

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

Termination of Client Contracts

     Fees from project-based contracts have been a fundamental component of the Elite Integration division revenues. If client information technology requirements or budgets were to decrease or their initiatives delayed and/or if such clients were to seek alternatives to relying upon the Company's current service offerings, the Company's revenues would be adversely impacted. Many of the Company's engagements are terminable without client penalty. An unanticipated termination of a major project can result in an increase in underutilized employees and a decrease in revenues and profits.

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

Dependence on a Successful Acquisition Strategy

     Management expects the future growth of the Company will be based on future acquisitions. Competition for acquisition candidates may result in fewer potential acquisitions, as well as less advantageous acquisition terms, including, but not limited to, less advantageous price terms.

Maintenance of Rapid Growth

     The  Company  cannot   guarantee  that  it  will  be  able  to  expand  and
successfully manage its growth. The Company's ability to grow will depend on a number of factors, including the following:

      o competition;
      o availability of capital;
      o ability to maintain margins;
      o ability to  recruit  and train  additional  qualified  personnel;  and
      o management of costs in a changing technological environment.

ITEM 2. PROPERTIES

     The Company occupies approximately 3,000 square feet of office space in Norcross, Georgia under a renewable one year lease, at monthly rate of $4,900. The current lease is scheduled for renewal in February, 2005.

     AMG occupies approximately 11,500 square feet of office and warehouse space in Doraville, Georgia under a renewable yearly lease at a monthly rate of $6,000. The current lease is scheduled for renewal December 2000.

ITEM 3. LEGAL PROCEEDINGS

     The Company is currently not involved in any litigation matters and has settled all legal matters pending in the year end May 31, 1999.

     The Company is, from time to time, a party to routine litigation incidental
to  operating  a  business,   including  claims  of   discrimination,   wrongful
termination, and other similar claims.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

     Elite's Common Stock was traded on the OTC Bulletin Board Market under the symbol "ETCH" (OTC: BB ETCH). In November, 2000, the company, due to its failure to comply with NASD Rule 6530, was "delisted" from the OTC and is now traded on the "Pink Sheets". Upon the company's filings, and compliance with Rule 6530, the company intends to file application for relisting on the OTC. (Formerly, under the name CONCAP, Inc., the Company's securities traded under the symbol "CNCG" on the OTC Bulletin Board Market until May, 1999). The Company's stock was not traded actively until the Second quarter of the fiscal year ended May 31, 1999. As a result, price information available for the fiscal year ended May 31, 1998 is only available from the third quarter, is incomplete for the periods for which it is provided and may not reflect all transactions effected in Elite stock during such period. Such quotations may reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

     The following table sets forth the range of the low and high closing prices of the Common Stock as reported on the OTC Bulletin Board for the last two fiscal years.

     During the 2000 fiscal year, Elite issued 2,439,500 shares without registering the shares under the Securities Act of 1933 as amended composed of the following:

     In fiscal year 2000 the company issued an aggregate of 2,439,500 shares to 76 investors pursuant to Regulation D. The average purchase price of the common shares was $0.34 per share.

                                          FISCAL YEAR ENDING MAY 31, 2000
                                  Quarter                     Low                     High
                        ---------------------------- ---------------------- --------------------------
                        First                                3.25                     5.63
                        Second                               0.19                     3.38
                        Third                                0.13                     1.31
                        Fourth                               0.38                     1.75

                                    FISCAL YEAR ENDING MAY 31, 1999
                                  Quarter                     Low                     High
                        ---------------------------- ---------------------- --------------------------
                        First                                1.00                     5.937
                        Second                               3.00                     5.937
                        Third                                6.00                     10.25
                        Fourth                               4.75                     10.00

     There were 568 holders of record of Common Stock as of September 8, 2000. The Company has not paid any cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The decision to pay dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results and other factors.

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical consolidated financial data discussed below were derived from the Company's consolidated financial statements, which as of May 2000 were audited by Kirschner and Associates.

     The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements, the related notes, and the independent auditors' report for the years ended May 31, 2000 and 1999, which contains an explanatory paragraph that states the Company's recurring losses from operations and net capital deficiency raise substantial doubt about the entity's ability to continue as a going concern, appearing elsewhere in this Form 10-KSB. The consolidated financial statements and the selected data do not include any adjustments that might result from the outcome of that uncertainty.


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

     Through May 31, 2000, the Company completed one acquisition in the IT sector. All acquisitions have been accounted for as purchases in this filing and are reflected as such on the Consolidated Financial Statements. This does not take into account the year to date financial information of these acquisitions, but only provides for results of operations since the date of acquisition of the individual companies.

RESULTS OF OPERATIONS

          YEAR ENDED MAY 31, 2000 COMPARED WITH YEAR ENDED MAY 31, 1999

     Revenues. Revenues from operations for 2000 decreased 84.6% from 1999. The decrease in revenues related to (i) the internal restructuring of the business and (ii) the subsequent decrease in resources available to fund existing operations during the restructuring.

     Two additional acquisitions in fiscal year 2001 were completed. These acquisitions are consistent with the new acquisition strategy and corporate focus of Elite as detailed in above "Recent Acquisitions" section.

     Salaries, Wages and Benefits. Salaries, Wages and Benefits decreased 73.3% from 1999. The decrease is due to (i) terminations of staff related to the restructuring of the company.

     It is anticipated that with increased product lines resulting from the acquisition of AMG and the acquisitions consummated in FY 2001, additional salaries will be needed for operations.

     Management expects the return on salary and benefit expenditures in fiscal year 2001 to exceed the investment made in fiscal year 2000, although there is no assurance that it will do so.

     Other Operating Expenses. Other Operating Expenses decreased by 13.6% to $1,429,842 attributed to the reductions in legal and professional costs, and
(ii) restructuring of the business.

     Depreciation and Amortization. Elite depreciates its assets, including goodwill, on a straight-line basis over three to five years. Depreciation and amortization increased by 73.3% over 1999. This is attributed to the amortization of goodwill recorded in connection with the acquisitions completed in 2000.

     Stock Based Compensation. Elite recorded $904,125 worth of stock based compensation during the fiscal year 2000. Management expects to continue with a stock based compensation bonus plan to attract and retain new talent for the Company.

     Operating Loss. Operating losses increased from $2,888,364 to $4,701,848 representing a 62.8% increase in the loss due to increased levels of stock based compensation, investment fees and depreciation and amortization.

     Other Expenses Net. Other Expenses net decreased 27.0% from $90,624 in 1999 to $66,036 in 2000.

     Loss Before Income Taxes (Net Loss). Net Loss increased 38.6% due to reasons mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have principally related to the acquisition of businesses, working capital needs and capital expenditures for growth. These requirements have been met through a combination of private placements and internally generated funds. Although the Company incurred direct costs for acquisitions, the Company completed these acquisitions primarily in stock for stock transactions.

     The Company currently lacks the working capital required to continue as a going concern and to achieve its acquisition program and internal growth objectives. Management expects to enter into agreements for debt or equity funding in the first or second quarter of fiscal year 2001 in order to meet the needs of internal growth and acquisitions. Management believes that such agreements for debt or equity funding will be sufficient to enable the Company to continue operating as a going concern. However, there is no assurance that agreement for such additional funding will be consummated.

     Prior to May 31, 2000 the Company completed a private placement of securities for a total of $841,000. Additional placements and the exercising of warrants available to private placement investors were completed subsequent to year-end.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement was effective for the Company beginning June 15, 2000. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has not invested in derivative instruments nor participated in hedging activities and therefore does not anticipate there was no material impact on the results of operations or financial position from Statement No. 133.

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

ITEM 9. CHANGES  IN   AND  DISAGREEMENTS   WITH  ACCOUNTANT  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

     KPMG had served as the auditors of the Company's financial statements for the fiscal years ended May 31, 1998 and 1999. In July 2000, the Company dismissed KPMG. June 2000, the Company engaged the firm of Feldman, Scherb & Co., P.C. to audit its fiscal 2000 financial statements. The change to Feldman, Scherb & Co., P.C. was ratified by the Company's Board of Directors on June 2, 2000. Feldman, Sherb and Co., P.C. failed to complete the audit as they were hired to do by the Company, and therefore, were terminated as of November 9, 2000. The company had hired other auditors (On October 20, 2000) having realized that Feldman, Sherb may not complete their assigned duties. As of November 9, 2000 the Company officially appointed Kirschner and Associates, P.C., as auditors, thereby replacing Feldman, Scherb & Co. The Company believes that in connection with the audits of the Company's financial statements for each of the two fiscal years ended May 31, 1999 and subsequent hereto, the Company and KPMG did not have any disagreement on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in their reports.

     The reports of KPMG on the Company's financial statements for [each of the past two fiscal] years ended May 31, 1999 did not contain an adverse opinion, a disclaimer of opinion or qualification or modification as to audit scope or accounting principles. [The reports did include an explanatory paragraph that described substantial doubt about the Company's ability to continue as a going concern.] The Company is indebted to KPMG and KPMG has therefore not consented to inclusion of the financial statements audited by KPMG in Form 10-K for the year ended May 31, 1999.

                                    PART III

Items 10.  Directors and Officers of the Registrant.

     During the fiscal year 2000, there were the following directors, officers or beneficial owners of more than 10% of the company's equity securities:

                           Scott Schuster            Director, CEO
                           Jason Kiszonak            VP
                           David Aksoy               Director
                           Randy Ragsdale            Director

EXECUTIVE OFFICERS

     The following table provides a summary of the Company's executive officers and directors as of May 31, 2000:

                  Name                       Age       Position Held
----------------------------------------- ---------- ------------------------------------------
Scott Schuster                               36      Chairman of the Board, CEO and Director
David Aksoy                                  36      Director
Jason Kiszonak                               28      Senior Vice President of Public Relations
Stephen Randy Ragsdale                       34      President, AMG and Director

     Scott A. Schuster, age 36, has served as Chairman of the Board, Chief Executive Officer, President and Director of Elite since its formation. Prior to the formation of the Company, Mr. Schuster ran an IT consulting practice. Mr. Schuster has over 12 years experience in the IT industry. He has worked on, or designed IT solutions for the United States Postal Service, Delta Airlines, the Southern Company (for the Atlanta Olympic Games of 1996), and many other Fortune 500 companies.

     David Aksoy, M.D., age 36, has served as Director at Elite since 1998. Dr. Aksoy also retains his physician's office where he has served as a general practitioner for the last seven years.

     Jason Kiszonak, age 28, has served as Senior Vice President of Public Relations since he joined the Company in March of 1999 through the acquisition of Elevation Strategic Partners. Prior to joining Elite, for the period from 1995 until joining the Company Mr. Kiszonak worked as an independent television programming consultant in the US and abroad. Mr. Kiszonak is a graduate of Georgia Tech with a degree in international affairs.

     Stephen Randy Ragsdale, serves as President of AMG. Mr. Ragsdale began AMG in 1995. Prior to joining Elite, he was president of a company marketing products in the telecommunications industry.

     Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities and Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended May 31, 2000, and (ii) Forms 5 and amendments thereto and/or written representations furnished to the Company by any director, officer or ten percent security holder of the Company (collectively, `Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended May 31, 2000, it has been determined that all of the above Reporting Persons are delinquent with respect to their reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 11.  Executive Compensation

                                     Annual Compensation                     Long Term Compensation
                                                                               Awards             Payouts
  Names and      Year     Salary($)      Bonus ($)     Other Annual   Restricted   Securities   LT. Payouts   All Other
  Principal                                            Compensation   Stock        Underlying                Compensation
   Position                                                ($)        Award(s)      Options                      ($)
                                                                         ($)
--------------- -------- ------------- -------------- --------------- ----------- ------------- ------------ ------------
    Scott        2000      250,000*     1.5 Percent         0             0           0***           0            0
Schuster, CEO                            of Net**

Jason Kiszonak   2000      150,000           0              0             0            0             0            0

    Scott        1999      250,000*     1.5 Percent         0             0           0***           0            0
Schuster, CEO                            of Net**

Jason Kiszonak   1999      150,000           0              0             0            0             0            0

    Scott        1998      150,000      1.5 Percent         0             0            0             0            0
Schuster, CEO                             of Net


* Per Employment Agreement, but substantially waived salary during the year due to the financial condition of Company
**  Per Employment Agreement, but no  bonus paid
*** Failed to exercise options during fiscal period

OPTIONS

     No options were granted during the fiscal year ended May 31, 2000.

EMPLOYMENT AGREEMENTS

     The company currently has employment agreements with Scott Schuster. The term of the contract is five years with a base salary of $250,000.00 annually and bonuses equal to 1.5 percent of the net profits of the company. During the past fiscal year, Schuster has waived a substantial portion of his salary in view of the company's financial condition. The employment agreements also provide for termination based on death, disability, voluntary resignation or material failure in performance and for severance payments upon termination under certain circumstances. The agreements contain certain provisions that will preclude each executive from competing with the Company for a period of two years from the date of termination of employment. The company has no stock option plans in place at this time.

DIRECTORS COMPENSATION

     The company provides for compensation to each Board of Directors member in the amount 250,000 shares of common stock for each year served.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

        TITLE OF CLASS              NAME AND ADDRESS OF           AMOUNT AND NATURE OF            PERCENT OF CLASS
                                      BENEFICIAL OWNER              BENEFICIAL OWNER
------------------------------- ----------------------------- ----------------------------- -----------------------------
            COMMON                     Scott Schuster                  5,900,000                       17.22%
                                    3885 Crestwood Pkwy.
                                      Duluth GA 30096

            COMMON                     Jason Kiszonak                  3,850,000                       11.24%
                                    3885 Crestwood Pkwy.
                                      Duluth GA 30096

            COMMON                      David Aksoy                    2,681,250                       7.86%
                                    3885 Crestwood Pkwy.
                                      Duluth GA 30096

            COMMON                       Steve Kaye                    4,500,000                       13.13%
                                    3885 Crestwood Pkwy.
                                      Duluth GA 30096

            COMMON                     Randy Ragsdale                  1,985,000                       5.79%
                                    3885 Crestwood Pkwy.
                                      Duluth GA 30096

All Executive Officers and Directors as a Group:     (5 Persons)                                 18,916,250


ITEM 13.  Certain Relationships and Related Transactions.

     The company issued 2,400,000 shares to Scott Schuster as replacement for shares he placed as collateral on behalf of the company to receive funds pending certain financing. During the fiscal year 2000, Mr. Schuster exercised his right to low-interest loans from the Company totaling $73,501.

                                     PART IV

ITEM 14. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K(a)

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

3.    Exhibits

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION
- ------      -------------------
1        Reports on Form 8-K incorporated by reference
2.1 Agreement dated June 24, 1998 by and among CONCAP, Inc., and Intuitive Technology Consultants, Inc. (Incorporated by Reference) 1
2.2      Purchase Agreement dated November 15, 1998, by and among  CONCAP, Inc.,
         and   Troxtel   Holding   Company   d/b/a   Temporary  Help  Connection
         (Incorporated by Reference) 2
2.3 Purchase Agreement dated March 31, 1999 by and between CONCAP, Inc., and Elevation Strategic Partners, Inc., (Incorporated by Reference) 3
2.4 Agreement dated November 5, 1998 by and between Scott Schuster and Scanlan Music, Inc. (Incorporated by Reference)
2.4.1 Assignment Agreement dated November 9, 1998 by and between Scott Schuster and CONCAP, Inc. 4
2.5 Agreement dated April 1, 1999 by and between CONCAP, Inc. and Virtual Enterprise, Inc. (Incorporated by Reference) 7
3        Amendment  to  Articles  of  Incorporation  of CONCAP, inc. dated April
         22, 1996
10.1     Purchase Agreement with Ace Marketing Group, Inc.
10.2     Purchase Agreement with IET Startek of Georgia
10.3     Purchase Agreement with AC Travel
11       Employment Agreement of Scott Schuster
12       Employment Agreement of Randy Ragsdale


(1) Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 8, 1998
(2) Incorporated by reference from the Registrant's Current Report on Form 8-K dated November 15, 1998
(3) Incorporated by reference from the Registrant's Current Report on Form 8-K dated April 16, 1999
(4)      To be filed by amendment
(5)      Included on the Signature page of this Annual Report
(6) Incorporated by reference from the Registrant's Current Report on Form 10-K filed September 15, 1999
(7) Incorporated by reference from the Registrant's Current Report on Form 10-KA filed September 29, 1999

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           May 31, 2000, 1999 and 1998

                    With Independent Auditors' Report Thereon






             Report of Independent Auditors                                    2
             Consolidated Balance Sheets                                       3
             Consolidated Statements of Operations                             4
             Consolidated Statements of Stockholders' Equity                   5
             Consolidated Statements of Cash Flows                           6-7
             Notes to Consolidated Financial Statements                     8-20


                                    PAGE F-1

                          Independent Auditors' Report



The Board of Directors and Stockholders
Elite Technologies, Inc., and Subsidiaries




     We have audited the accompanying consolidated balance sheet of Elite Technologies, Inc. and Subsidiaries (the "Company") as of May 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Elite Technologies, Inc. and Subsidiaries as of May 31, 1999, and for the years ended May 31, 1999 and 1998, were audited by other auditors whose report dated August 25, 1999, on those statements included an explanatory paragraph that described the going concern uncertainty discussed in Note 1 to the financial statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Technologies, Inc. and Subsidiaries as of May 31, 2000, and the results of their operations and their cash flows for the year ended May 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Marietta, Georgia
November 9, 2000
                                        2

Cortified Public Accountants

151 Chert Road Suite 201 Marietta, GA 30062
Independent Auditors' Report

     The Board of Directors and Stockholders Elite Technologies, Inc., and Subsidiaries We have audited the accompanying consolidated balance sheet of Elite Technologies, Inc. and Subsidiaries (the "Company") as of May 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Elite Technologies, Inc. and Subsidiaries as of May 31, 1999, and for the years ended May 31, 1999 and 1998, were audited by other auditors whose report dated August 25, 1999, on those statements included an explanatory paragraph that described the going concern uncertainty discussed in Note I to the financial statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Technologies, Inc. and Subsidiaries as of May 31, 2000, and the results of their operations and their cash flows for the year ended May 31, 2000, in conformity with generally accepted accounting principles. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Marietta,  Georgia  November  9,  2000
Office  770-590-8969
FAX     770-590-1523
email   kircpa(Mbellsouth.net



                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                              May 31, 2000 and 1999

Assets
Current assets:                                                                     2000               1999
                                                                                    ----               ----
  Accounts receivable, less allowance for doubtful
      accounts of $ 0 and $26,000 at May 31, 2000 and                      $            --     $          285,309
      May 31, 1999, respectively
  Note receivable on convertible debt obligation                                       527,470          --
  Receivable from officer                                                              289,084            215,583
  Other current assets                                                                  30,000             53,619
                                                                              -----------------  -----------------
                                                                              -----------------  -----------------
              Total current assets                                                     846,554            554,511

Property and equipment, net                                                             31,004             66,304
Excess of cost over net assets of businesses acquired,
     less accumulated amortization of $487,308 and
     $ 87,181 at May 31, 2000, and May 31, 1999, respectively                        2,609,609          1,688,415
Other assets                                                                             6,789             21,968
                                                                              -----------------  -----------------
                                                                              -----------------  -----------------
                                                                           $         3,493,956 $        2,331,198
                                                                              =================  =================
                                                                              =================  =================
Liabilities and Stockholders' Equity
Current liabilities:
  Cash overdrafts                                                          $            35,106 $          210,713
  Notes payable                                                                        112,895             88,504
  Accounts payable                                                                     523,541            245,811
  Accrued expenses                                                                     114,292             33,942
  Federal payroll taxes payable                                                        931,888            629,415
  State payroll taxes payable                                                          321,614            251,177
  Payable to factoring company                                                       --                   177,124
                                                                              -----------------  -----------------
                                                                              -----------------  -----------------
                                                                                     2,039,336          1,636,686
                                                                              -----------------  -----------------
                                                                              -----------------  -----------------
Long-term liabilities:
  Notes payable                                                                        100,000             37,399
  Deferred rent expense                                                              --                    97,496
  Convertible note payable                                                           1,035,599          --
                                                                              -----------------  -----------------
                                                                              -----------------  -----------------
              Total liabilities                                                      3,174,935          1,771,581
                                                                              -----------------  -----------------
                                                                              -----------------  -----------------

Stockholders' equity:
  Common stock, $.0001 par value; 500,000,000 shares
      authorized; 34,275,720 and 12,571,670 issued and
      outstanding at May 31, 2000 and 1999, respectively                                 3,427              1,257
  Additional paid-in capital                                                         8,479,400          3,995,318
  Retained earnings (deficit)                                                      (8,163,806)        (3,436,958)
                                                                              -----------------  -----------------
                                                                              -----------------  -----------------
                                                                                       319,021            559,617
                                                                              -----------------  -----------------
                                                                              -----------------  -----------------
                                                                           $         3,493,956 $        2,331,198
                                                                              =================  =================
                                                                              =================  =================


           See accompanying notes to consolidated financial statements



                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Years Ended May 31, 2000, 1999 and 1998


                                                            2000                1999                 1998
                                                            ----                ----                 ----

Revenues - Net                                     $            298,230 $         1,937,317 $          1,516,088

Salaries, wages and benefits                                    571,121           2,136,613            1,190,609
Stock based compensation                                        904,125             827,431           --
Depreciation and amortization                                   437,622             116,846               27,562
Other operating expenses                                      1,481,216           1,654,167              681,335
                                                      ------------------  ------------------   ------------------
                                                      ------------------  ------------------   ------------------

              Operating loss                                (3,095,854)         (2,797,740)            (383,418)

Investment banking fees                                       1,481,250          --                   --
Interest expense                                                 16,100          --                   --
Interest income                                                (13,192)          --                   --
Settlement on rescinded acquisition                              80,800          --                   --
Other expenses, net                                              66,036              90,624               54,704
                                                      ------------------  ------------------   ------------------
                                                      ------------------  ------------------   ------------------

              Loss before income                            (4,726,848)         (2,888,364)            (438,122)
              taxes

Income taxes                                                 --                  --                   --
                                                      ------------------  ------------------   ------------------
                                                      ------------------  ------------------   ------------------

              Net loss                             $        (4,726,848) $       (2,888,364) $          (438,122)
                                                      ==================  ==================   ==================
                                                      ==================  ==================   ==================


Weighted average shares - basic                    $         20,631,704 $        11,146,073 $         10,619,170
                                                      ==================  ==================   ==================
                                                      ==================  ==================   ==================

Basic Loss Per Share                               $             (0.23) $            (0.26) $             (0.04)
                                                      ==================  ==================   ==================
                                                      ==================  ==================   ==================

Adjusted weighted
   average shares - diluted                        $         21,097,724 $        11,146,073 $         10,619,170
                                                      ==================  ==================   ==================
                                                      ==================  ==================   ==================

Diluted Loss Per Share
  (antidilutive in 2000)                           $             (0.23) $            (0.26) $             (0.04)
                                                      ==================  ==================   ==================
                                                      ==================  ==================   ==================





           See accompanying notes to consolidated financial statements



                                                               ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                            Consolidated Statements of Stockholders' Equity
                                                                Years Ended May 31, 2000, 1999 and 1998
                                                                                                                            Total
                                                                                               Additional    Retained  stockholders'
                                                                               Common Stock      paid-in     earnings     equity
                                                                       Shares        Amount     capital     (deficit)    (deficit)
                                                                      ------         ------     -------     ---------    ---------
Balances at May 31, 1997                                           10,619,170       $1,062       $134,938     ($110,472)     $25,528

Net loss                                                                   --           --           --        (438,122)   (438,122)

Balances at May 31, 1998                                           10,619,170        1,062        134,938      (548,594)   (412,594)

Issuance of common stock in                                           850,000           85      1,649,915         --       1,650,000
acquisitions
Stock based compensation                                                  --            --        827,431         --         827,431
Issuance of common stock in private placements,
  net of issuance costs of
approximately 50,000
  shares and $352,000                                               1,102,500          110        852,390         --         852,500
Commitment to issue common stock for investment
  banking services                                                        --            --        126,667         --         126,667
Contributed capital from                                                  --            --        289,277         --         289,277
THC
Other capital contributed                                                 --            --        114,700         --         114,700
Net loss                                                                  --            --           --      (2,888,364) (2,888,364)
                                                                    -----------   -----------  ------------   ----------   ---------

Balances at May 31, 1999                                           12,571,670        1,257      3,995,318    (3,436,958)     559,617

Issuance of common stock for investment banking                     6,962,500          696      1,480,554         --       1,481,250
services
Issuance of common stock in                                         2,312,500          231        1,071,090       --       1,071,321
acquisitions
Issuance of common stock in private placements                        840,050           84          840,916       --         841,000
Stock based compensation                                           10,339,000        1,034          903,091       --         904,125
Issuance of common stock in settlement of rescinded acquisition     1,250,000          125           80,675       --          80,800
Contributed capital from                                                  --            --          107,756       --         107,756
AMG
Net loss                                                                  --            --             --    (4,726,848) (4,726,848)

                                                                    ----------    -----------     ---------  ----------    ---------
Balances at May 31, 2000                                           34,275,720       $3,427       $8,479,400 ($8,163,806)    $319,021
                                                                    ==========    ===========     =========  ==========  ===========



                                  ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                   Years Ended May 31, 2000, 1999 and 1998

                                                                     2000            1999            1998
                                                                     ----            ----            ----
Cash flows to operating activities:
   Net loss                                                    $   (4,726,848) $   (2,888,364)      (438,122)
   Adjustments to reconcile net loss to net
    cash used in operating
activities:
      Depreciation and amortization                                    437,622         116,846         27,562
      Stock based compensation                                         904,125         827,431        --
      Commitment to issue stock for investment
        banking services                                             1,481,250         126,667        --
      Settlement of rescinded acquisition                               80,800        --              --
      Decrease (increase) in:
        Accounts receivable                                            285,309         (5,975)      (247,359)
        Unbilled revenues                                             --              --               66,562
        Other assets                                                    38,798        (38,312)       (20,480)
      Increase (decrease) in:
        Accounts payable                                               277,730         195,327         44,141
        Federal payroll taxes payable                                  302,473         186,842        381,945
        State payroll taxes payable                                     70,437         161,367         89,810
        Deferred rent expense                                         (97,496)          55,910         41,586
        Accrued expenses and other current liabilities                  80,350          33,942        (5,452)
                                                                 --------------  --------------   ------------
                                                                 --------------  --------------   ------------
              Net cash used in operating activities                  (865,450)     (1,228,319)       (59,807)
                                                                 --------------  --------------   ------------
                                                                 --------------  --------------   ------------

Cash flows to investing activities:
    Purchases of property and equipment                               --               (7,922)       (17,552)
    Acquisition of businesses                                        (250,000)        (15,000)        --
    Receivable from officers                                          (73,501)       (130,584)       (70,602)
                                                                 --------------  --------------   ------------
                                                                 --------------  --------------   ------------
              Net cash used in investing activities                  (323,501)       (153,506)       (88,154)
                                                                 --------------  --------------   ------------
                                                                 --------------  --------------   ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                             841,000         852,500        --
    Proceeds from issuance of long-term debt                           608,129        --              --
    Repayment of long-term debt                                       (68,000)        --              --
    Advances from (payments to) factoring company, net               (177,124)        (43,434)        220,558
    Proceeds from (payment on) short-term notes                         52,797        --            (101,250)
    Other capital contributions                                       --               114,700        --
    Contributed capital                                                107,756         289,277        --
    Increase in cash overdrafts                                      (175,607)         190,855         19,858
    Increase (decrease) in related party advances                     --              (22,073)          2,100
                                                                 --------------  --------------   ------------
                                                                 --------------  --------------   ------------
              Net cash provided by financing activities              1,188,951       1,381,825        141,266
                                                                 --------------  --------------   ------------
                                                                 --------------  --------------   ------------

Net increase (decrease) in cash and cash equivalents                   0               0              (6,695)

Cash and cash equivalents at beginning of year                        --              --                6,695
                                                                 --------------  --------------   ------------
                                                                 --------------  --------------   ------------

Cash and cash equivalents at end of year                       $      --              --              --
                                                                 ==============  ==============   ============
                                                                 ==============  ==============   ============


           See accompanying notes to consolidated financial statements


                                        6




                                  ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                   Years Ended May 31, 2000, 1999 and 1998

                                                                     2000            1999            1998
                                                                     ----            ----            ----

Supplemental disclosures of cash flow information cash paid during the year for:

              Interest                                         $      --                34,669          9,280
                                                                 ==============  ==============   ============
                                                                 ==============  ==============   ============

              Income taxes                                     $      --              --              --
                                                                 ==============  ==============   ============
                                                                 ==============  ==============   ============

Acquisition of businesses:
    Fair value of assets acquired, including goodwill          $     1,266,215       1,790,903        --
    Fair value of liabilities assumed                                 (16,215)        (90,903)        --
    Promissory note issued                                            --              (35,000)        --
    Fair value of common stock issued                              (1,000,000)     (1,650,000)        --

                                                                 --------------  --------------   ------------
                                                                 --------------  --------------   ------------
              Net cash paid for acquisitions                   $       250,000      15,000            --
                                                                 ==============  ==============   ============
                                                                 ==============  ==============   ============

Additional debt financing:
    Note payable -- stockholder                                $       100,000        --              --
    Convertible note payable                                         1,035,599        --              --
    less receivable on convertible debt                              (527,470)        --              --

                                                                 --------------  --------------   ------------
                                                                 --------------  --------------   ------------
              Proceeds from issuance of long-term debt         $       608,129        --              --
                                                                 ==============  ==============   ============
                                                                 ==============  ==============   ============




           See accompanying notes to consolidated financial statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Description of Business

     Prior to April, 2000, Elite Technologies, Inc. offered diverse services in IT Staffing, Custom Software Development and Integration, Internet Hosting, Content and Technical Development, Hardware Sales and Service and Content Delivery Platforms. The Company also served as an authorized solution provider and application developer for leading enterprise-level software products. These services were marketed to small, medium and large enterprises.

     Elite suspended these operations in April, 2000 in connection with its acquisition of Ace Manufacturing Group, Ltd. (AMG). The current composition of core businesses is described in the Business Acquisitions Note to the Consolidated financial statements.

     AMG designs, builds and markets an internet "pay by the minute" browser (kiosk) used primarily in hotels, airports, and entertainment establishments. Elite intends to utilize AMG to acquire additional companies to augment the internet kiosk business as marketed by AMG, including companies providing content, hardware and other related sectors of commerce.

b)   Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of Elite Technologies, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, income and expenses for the period, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Disclosure details emphasize the most recent period presented.

     Business combinations, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition.


c)   Recognition and Revenue Expense

     Prior to the suspension of operations, revenue related to the placement of temporary and permanent employees was recognized upon the delivery of the service. Contract revenue from software development and implementation was recognized under the percentage of completion method. Web site development and consulting services are generally performed on a time and materials basis and are recognized as the services are performed. All other revenue and expense is accrued as incurred. Revenues are reported net of cost of the goods sold. In settlement of factoring obligations, account receivable amounts as of the balance sheet date were written off in their entirety.

d)   Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Net cash overdrafts are included in liabilities section of the Company's balance sheet. Changes in cash overdrafts are shown in the financing section of the Company's statement of cash flows.

e)   Property and Equipment

     Property and equipment are carried at cost. Expenditures for maintenance and repairs that do not significantly extend the useful lives of the assets are expensed as incurred, while major replacements and betterments are capitalized.

     Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets, generally five years for computer equipment and furniture and fixtures, and three to five years for purchased software.

     Cost of property sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income currently.

f)   Excess of Cost Over Net Assets of Business Acquired

     The excess of cost over net assets of businesses acquired (goodwill) is being amortized using the straight-line method over five years. The amortization period is based on, among other things, the nature of the products and markets, the competitive position of the acquired companies, and the adaptability of changing market conditions of the acquired companies. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

     The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate equal to the rate of return that would be required by the Company for a similar investment with like risks. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

g)   Income Taxes

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

h)   Stock Option Plan

     The Company currently does not have a stock option plan. The Company would apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options, in lieu of the fair value approach recommended by the Financial Accounting Standards Board in its Statement No. 123. Under the intrinsic value method, compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

i)   Financial Instruments and Risk

     Based on their short maturities and interest rates estimated to be available to the Company, management has determined that the carrying values of all financial instruments approximate fair value at May 31, 2000.

     Management has evaluated the Company's credit risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of temporary cash investments and accounts receivable.

     The Company maintains cash balances at several Atlanta, Georgia area banks for general operations, payroll, and short-term investments. The FDIC insures cash balances up to $100,000. As no accounts receivable exist at May 31, 2000, the Company has no exposure to that credit risk on that day.

j)   Impairment of Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by theasset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

k)   Comprehensive Income

     On June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company has no "other comprehensive income" to report for the year ended May 31, 2000.

l)   Net Earnings (Loss) Per Common Share

     Basic earnings (loss) per common share available to common stockholders are based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share available to common stockholders are based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options and convertible debt.

     Options to purchase 4,000,000 shares of common stock at May 31, 2000 and 1999 were excluded from the computation of diluted earnings per share because they were anti-dilutive. Convertible note payable, if converted, would generate savings of $82,848 in interest costs. The effect of the pro forma improvement in net loss exceeds the pro forma increase in the number of the shares. Accordingly, the loss per share of $.23 rather than $.22 is disclosed on the face of the Company's statement of operations, since the effect of the conversion would be antidilutive.

m)   Industry Segments

     On June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company's only operation with significant activity for the year ended May 31, 2000 was its staffing operation.

n)   Management's Plans

     The Company has incurred significant recurring operating losses at May 31, 2000 and carries a working capital and a retained earnings deficit. Management's business philosophy is to increase market share by virtue of acquiring companies with inherent symmetry, autonomy and profitability.

     Management believes that this philosophy has been evidenced by the current acquisition of Ace Manufacturing Group. Ltd., as well as the post reporting acquisitions of International Electronic Technology of Georgia, Inc. and AC Travel, Inc. Management is actively pursuing new debt and equity financing arrangements. In addition, controls on operating efficiency and effectiveness are being considered. Management is continually evaluating capital budgeting opportunities and the Company's overall profitability. However, any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.  FORMATION OF THE COMPANY

     Intuitive Technology Consultants, Inc. ("ITC") was incorporated on August 9, 1996. On June 2, 1997, Phoenix International Industries, Inc. ("Phoenix") acquired 100% of the outstanding shares of ITC by issuing 1,500,000 shares of restricted common stock valued at $320,000. During the period that ITC was owned by Phoenix, the former owner of ITC agreed to rescind the transactions. As a result of the rescission, 100% of the common stock of ITC was returned to its former owner in exchange for the return of 1,413,000 Phoenix common shares, as cash payment of $60,000 and notes payable of $290,000 to Phoenix. The notes payable were to reimburse Phoenix for intercompany amounts receivable from the Company. Under provisions of the rescission agreement, the notes payable have been reduced to $-0- due to misrepresentations and breaches of contract on the part of Phoenix. Pushdown accounting has not been applied to the acquisition of ITC by Phoenix or to the unwinding, because the transactions were not considered "arms-length" with third parties.

     On July 8, 1998, ITC merged with Concap, Inc. ("Concap"). Former ITC shareholders received 7,200,000 shares of Concap common stock exchange for all shares of ITC and gained control of Concap. Since ITC was a private operating company and Concap was a public shell company (i.e., public company with no operations), the merger was accounted for as if ITC was the acquirer). On April 30, 1999, the Company changed its name to Elite Technologies, Inc.

3.  BUSINESS ACQUISITIONS

a)   Temporary Help Connection, Inc. ("THC")

     Effective November 15, 1998, the Company acquired a one hundred percent (100%) member interest in Troxtel Holding Company, LLC d/b/a Temporary Help Connection ("THC"), a Michigan company, in exchange for 1,250,000 shares of the Company's common stock. In addition, the Company agreed to provide to THC accounts receivable financing of up to 75% for approved accounts. THC is engaged in the business of light industrial temporary staffing.

     Due to misrepresentations and breaches of provisions of the purchase agreement on the part of THC, on April 12, 1999, the Company "unwound" the acquisition of THC as provided for in the purchase agreement. Litigation arising out of this transaction, which asserted claims against THC's former owner, for among other things, fraud and breach of contract, has been settled.

     Since the acquisition of THC was unwound, no assets, liabilities, or results of operations of THC are included in the accompanying consolidated financials. THC's cash receipts, which were remitted to ITC in excess of cash disbursements, made by ITC on behalf of THC during the period of THC's control by the Company have been credited to additional paid-in capital.

     Stock issued as part of this transaction, which was being held in escrow, has been liquidated pursuant to a court order. The proceeds of the liquidation were used to satisfy $80,800 in litigation costs.

b)   Scanlan Music, Inc. ("Scanlan")

     Effective November 5, 1998, the Chairman of the Company acquired all of the issued and outstanding shares of Scanlan, a retail seller of musical instruments, in exchange for a promissory note of $35,000. On November 9, 1998, the Chairman assigned all rights, titles, and inventory of Scanlan as well as the promissory note to the Company. The acquisition was treated as being made by the Company using the purchase method of accounting and, accordingly, the net assets acquired have been recorded at their estimated fair market value at the date of acquisition. During the year ended May 31, 2000 management suspended operations of Scanlon Music pending a review of its place in the Company's strategic future. At May 31, 2000, no decision had been reached regarding this matter.

c)   Elevation Strategic Partners, Inc. ("Elevation")

     Effective March 31, 1999, the Company acquired all of the issued and outstanding shares of Elevation Strategic Partners, Inc. a Delaware company, in exchange for approximately 1,062,000 shares of the Company's common stock (valued at $1.50 per share) and the assumption of debt of approximately $50,000. The Company delivered 750,000 shares on the date of the transaction and will deliver the remaining 250,000 shares on the one-year anniversary date of the acquisition. Elevation is engaged in the business of incubating and growing technology and Internet based companies. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets acquired have been recorded at their estimated fair market value at the date of acquisition. Goodwill of approximately $1.5 million resulted from this transaction.

d)   Virtual Enterprises, Inc. ("Virtual")

     Effective April 1, 1999, the Company acquired all of the issued and outstanding shares of Virtual, an internet portal that allows users to plan a wedding with links to various vendors in the industry, in exchange for 100,000 shares of the Company's common stock (valued at $1.50 per share) and the assumption of debt of approximately $41,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets acquired have been recorded at their estimated fair market value on the date of acquisition. Goodwill of approximately $141,000 resulted from this transaction and is being amortized over a period of five years.

e)   Ace Manufacturing Group, Ltd. (AMG)

     Effective March 15, 2000 the Company acquired all of the issued and outstanding shares of AMG, in exchange for 2,000,000 shares of the Company's common stock (valued at $.50 per share) plus $250,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets acquired have been recorded at their estimated fair market value on the date of acquisition. Goodwill of approximately $1,165,000 resulted from this transaction and is being amortized over a period of five years.

f)   Pro-Forma Financial Information

     The results of operations of the acquired companies have been included in the Company's consolidated statements of operations beginning on the following dates: Scanlan - November 5, 1998; Elevation - March 31, 1999; Virtual - April 1, 1999; and AMG - March 15, 2000.

     The unaudited pro forma results of operations of the Company for the year ended May 31, 2000 as if the acquisition of AMG, International Electronic Technology of Georgia, Inc., and AC Travel, Inc. (See disclosure "Other Events And Contingencies"), had been effected on June 1, 1999 are summarized as follows:

                                                                  Unaudited
                                                               -----------------
                                                               -----------------

     Revenues - net                                         $         18,703,014
                                                               -----------------
                                                               -----------------
     Net loss applicable to common shareholders             $        (4,329,528)
                                                               -----------------
                                                               -----------------
     Basic E.P.S. (loss per share)                          $   (           .21)
                                                               -----------------
                                                               -----------------
     Diluted E.P.S. (loss per share)                        $   (           .21)
                                                               -----------------

     The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates indicated nor are they necessarily indicative of the results of future operations.

4.  ACCOUNTS RECEIVABLE

     An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover all potential credit losses including potential lossed on receivables sold. The activity in the allowance for doubtful accounts for the three years ended May 31, 2000, 1999, and 1998 is a follows:

  Allowance for                                                       Reductions
    doubtful             Balance at                                taken against the          Balance at
    accounts              beginning            Charged                 allowance                end of
                          of period          to expense                                          period
------------------    ------------------   ----------------      ----------------------    ------------------
------------------    ------------------   ----------------      ----------------------    ------------------

      1998            $       -0-              90,791                  (77,791)                 13,000
      1999                 13,000              106,559                  (93,559                 26,000
      2000                 26,000                -0-                   (26,000)            $       -0-



5.       PAYROLL TAX LIABILITIES

The amounts shown as due for federal and state payroll taxes payable on the Company's balance sheet are primarily amounts due from prior years and the first quarter of the year ended May 31, 2000. Management is meeting current payroll obligations and is pursuing a plan to fulfill its past obligations to federal and state governments.

6. DEBT AGREEMENTS

a)       Stockholder Financing

     The Company's current liabilities include notes payable of $112,895. This debt was assumed in conjunction with the acquisitions of Elevation and Virtual Bride and remains unpaid at May 31, 2000. There are no note agreements establishing terms for repayment of these debts in as much as the debts were immediately payable pursuant to the relative stock acquisition agreement.

     The  Company's   long-term   liabilities  include  $100,000  payable  to  a
stockholder in the total amount of $100,000. Interest is being accrued at the applicable federal rate. The proceeds are payable on demand. Management's understanding of stockholder intentions is that no demand will be made within the current year.


b)       Other Financing

     The Company's long-term liabilities also include $1,035,599 of 8% convertible debentures. The Company entered into a financing agreement with a lending source on March 27, 2000. The total financing package included an authorized issue of $3,000,000 of convertible debentures. Conversion into common stock is based on a formula of the lesser of $2.00 per share or 75% of market value.

     The original stated maturity date was March 31, 2001, with interest accruing quarterly. The initial financing phase was to have been for $2,000,000, out of a total of $3,000,000, and to have been separated into two distinct parts. The Company received the first part of approximately $508,000 in the current reporting period. However, the second phase was not properly funded and escrowed. A notice of default was issued on behalf of the Company.

     Management is currently attempting to renegotiate details on the loan for future favorable financing. Management is optimistic that the debt obligations will either be forgiven or an extension of debt maturities will exceed one year. Management is adamant that no amounts will be paid within the next twelve months. Accordingly, until ultimate disposition of the original obligation is resolved, the entire amount is classified as non-current on the Company's balance sheet.






7.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets:

                                                                2000                1999
                                                                ----                ----
       Computer equipment                                       $ 74,416             $ 74,416
       Purchased software                                         32,430               32,430
       Furniture and fixtures                                     26,579               26,579
                                                            -------------      ---------------
                                                            -------------      ---------------
                                                                 133,425              133,425
                                                            -------------      ---------------


       Less accumulated depreciation                             102,421               67,121
                                                            -------------      ---------------
                                                            -------------      ---------------

                                                                $ 31,004              $66,304
                                                            =============      ===============


8.       OPERATING LEASES

     The Company leases office space on an informal month-to-month basis. Lease expense for the year ended May 31, 2000 was $107,360. Occasional equipment is also leased on a short-term basis.



9.       RECEIVABLE FROM OFFICER

     The Company has made loans to a certain officer of the Company. These loans are to be evidenced by an employment agreement payable in not more than sixty monthly principal and interest installments starting with the first day of the month following the month in which the loan is made, with interest at the rate of three percent per year on the unpaid balance of the loan outstanding. In the event of default of any installment of principal and interest when due, the entire balance of principal and accrued interest becomes payable on demand.

     During the year ended May 31, 2000, the Company has extended additional borrowings to the officer, and has not yet received collections. Management is electing to waive the current default restrictions at the present time. Subsequent to the date of these financial statements, the officer has repaid over half of the obligation, and management believes the remaining amount will be collected within one year. Accordingly, the entire receivable of $289,084 is classified as a current asset on the Company's May 31, 2000 balance sheet. Interest is accrued on the entire receivable at the applicable federal rate.

10.            INCOME TAXES

     The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 2000 and 1999 are estimated and presented as follows:

                                                                           2000                    1999
                                                                           ----                    ----
Deferred income tax assets:
     Net operating loss carry forwards                                     $3,196,911            $ 1,106,238
     Other, net                                                               595,899                425,889
                                                                      ----------------        ---------------
                                                                      ----------------        ---------------
              Total gross deferred income tax assets                        3,792,810              1,532,127

Less valuation allowance                                                    3,787,333              1,528,215
                                                                      ----------------        ---------------
                                                                      ----------------        ---------------

              Net deferred income tax assets                                    5,477                  3,912

Deferred income liability-                                                    (5,477)                (3,912)
                                                                      ----------------        ---------------
                                                                      ----------------        ---------------

Net deferred income tax asset (liability)                              $                      $       --
                                                                      --
                                                                      ================        ===============
                                                                      ================        ===============


     Deferred income tax assets as of May 31, 2000 have been fully offset by valuation allowances. The increase in the valuation allowance during the year ended May 31, 2000 is $2,259,118. The valuation allowances have been established equal to the full amounts of the deferred tax assets net of deferred tax liabilities, since the Company is not assured that it is more likely than not that these benefits will be realized.


     At May 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $3,196,000, which are available to offset future federal and state taxable income, if any, through 2020. Due to the separate return limitation year rules of the consolidated return regulations, it is estimated that the use of approximately $943,000 of loss carry forwards is restricted. In addition, due to changes in the ownership of various members of he consolidated group, the use of an additional $468,000 of losses is restricted by virtue of Internal Revenue Code Section 382 limitations.


11.   STOCKHOLDERS' EQUITY

    a)  Completion of Reverse Merger

     As a result of the reverse merger completed on July 8, 1998 (see note 2), the equity of the Company reflects the historical equity of ITC retroactively restated to reflect the 7,200,000 Concap shares received in the merger. In addition, the common stock and additional paid-in capital accounts have been adjusted to reflect the par value of the outstanding stock of Concap after giving effect to the shares issued in the merger.

b)  Stock Compensation

     During the year ended May 31, 2000, employment agreements granting the option to purchase stock shares at an exercise price of $.10 per share were forfeited and cancelled. A summary of the status of the Stock Option Plans at May 31, 2000 and the changes during the year then ended is presented below:

                                                                                Weighted
                                                        Shares                  Average
                                                      Underlying                Exercise
                                                       Options                   Price
                                                  -------------------     ---------------------
                                                  -------------------     ---------------------

Outstanding at beginning of year                         $ 2,250,000                $      .10

Forfeited and cancelled                                  $ 2,250,000
                                                  -------------------     ---------------------
                                                  -------------------     ---------------------

Outstanding at end of year                               -0-              $

                                                  ===================     =====================


     The  Company  applies  the  provisions  of APB  Opinion  No. 25 and related interpretations in accounting for stock options. The Company recognized compensation expense of approximately $904,125 in connections with options granted during the year ended May 31, 2000 as the exercise price was less than the fair value of the stock on the date of grant.

     During the year ended May 31, 2000, the Company entered an agreement to issue shares of the Company's common stock in exchange for investment banking services. The Company recorded expense and additional paid-in capital for the pro rata share of the fair value of the total agreement related to the services performed in the year ended May 31, 2000. The fair value of the total agreement was determined based on the fair value of shares of the Company's common stock committed to be issued as part of the agreement.


12. MAJOR CUSTOMERS

     For the year ended May 31, 2000, two customers accounted for approximately 62% and 71% of total revenues and cash collections, respectively.

13. OTHER EVENTS AND CONTINGENCIES

a)   Subsequent Investing and Financing Transactions

     In June, 2000, the Company sold additional shares of its common stock in private placement offerings. Approximately 2,000,000 shares of common stock were sold at $0.25 per share.

     On June 27, 2000 the Company entered into an agreement to acquire 100% of outstanding shares of International Electronic Technology of Georgia, Inc., in exchange for 1,200,000 shares of the Company's common stock. In August, 2000, the Company issued the 1,200,00 shares of common stock called for in the agreement

     On June 1, 2000 the Company entered into an agreement to acquire 100% of the outstanding shares of AC Travel, Inc. in exchange for 2,000,000 shares of the Company's common stock and $300,000 in cash. The Company has advanced $175,000 on the agreement.

b) Contingencies

     The Company is involved in various claims and legal actions arising in the ordinary course of business. While the ultimate results and outcome cannot be determined, management does not expect that the ultimate disposition of these matters will have a material adverse effect on the Company's results of operations or financial position. Subsequent to the date of these financial statements, actions involving the Company include the following claims, both of which the Company intends to pursue vigorously.

     On June 26, 2000, a complaint was filed against the Company alleging breach of contract in the amount of $28,256. Counsel believes it is impossible to ascertain the likelihood of success of either party on their claims and defenses.

     On October 24, 2000, an action was filed against Intuitive Technology Consultants, Inc. (ITC), the predecessor to the Company, for breach of contract by which ITC was sold by plaintiff. Counsel estimates that the amount at issue is less than $290,000 and believes it is impossible to determine the likelihood of success of plaintiff.

     On July 20 and August 17, 2000, the Company entered into legal actions against former stockholders and an investment firm for failure to follow Rule 144 in their premature sale of the Company's common stock on the open market. Management intends to pursue the matter to protect the integrity of market valuation of its stock and is attempting to recover the value of the stock from sellers and receive damages from the investment firm.

                            Stock Purchase Agreement

                                   made as of

                                  JUNE 1, 2000,

                                     Between

                            Elite technologies, inc.,
                                     buyer,

                                       and

                                 AC TRAVEL, Inc.
                         ASIF BALAGAMWALA, Individually,
                                    seller(S)

                                Table of Contents

                                                                  Page


1.       DEFINITIONS.                                               1


         1.1.                                              "APPLICABLE CONTRACT"
         1
         1.2.                                                           "BREACH"
         1
         1.3.                                                            "BUYER"
         1
         1.4.                                                    "BUYER'S STOCK"
         1
         1.5.                                                          "CLOSING"
         1
         1.6.                                                     "CLOSING DATE"
         1
         1.8.                                                          "CONSENT"
         1
         1.9.                                        "CONTEMPLATED TRANSACTIONS"
         2
         1.10.                                                        "CONTRACT"
         2
         1.11.                                                         "DAMAGES"
         2
         1.12.                                             "DISCLOSURE SCHEDULE"
         2
         1.13.                                                     "ENCUMBRANCE"
         2
         1.14.                                      "ENVIRONMENTAL REQUIREMENTS"
         2
         1.15.                                                           "ERISA"
         2
         1.16.                                                      "FACILITIES"
         2
         1.17.                                                            "GAAP"
         3
         1.18.                                      "GOVERNMENTAL AUTHORIZATION"
         3
         1.19.                                               "GOVERNMENTAL BODY"
         3
         1.20.                                                             "IRC"
         3
         1.21.                                                             "IRS"
         3
         1.22.                                                       "KNOWLEDGE"
         3
         1.23.                                               "LEGAL REQUIREMENT"
         3
         1.24.                                                "OPERATING INCOME"
         3
         1.25.                                                           "ORDER"
         4
         1.26.                                     "ORDINARY COURSE OF BUSINESS"
         4
         1.27.                                        "ORGANIZATIONAL DOCUMENTS"
         4
         1.28.                                                          "PERSON"
         4
         1.29.                                                            "PLAN"
         4
         1.30.                                                      "PROCEEDING"
         5
         1.31.                                                  "RELATED PERSON"
         5
         1.32.                                                  "REPRESENTATIVE"
         5
         1.33.                                                  "SECURITIES ACT"
         6
         1.34.                                                          "SELLER"
         6
         1.35.                                                          "SHARES"
         6
         1.36.                                                      "SUBSIDIARY"
         6
         1.37.                                                      "TAX RETURN"
         6
         1.38.                                                      "THREATENED"
         6


2.       TRANSFER OF SHARES; REIMBURSEMENT AMOUNT; CLOSING.                   6
--------------------------------------------------------------------------------


         2.1.                                                            SHARES.
         ----                                                             ------
         6
         2.2.                                                     BUYER'S STOCK.
         ----                                                      -------------
         6
         2.3.                                                           CLOSING.
         ----                                                            -------
         6
         2.4.                                               CLOSING OBLIGATIONS.
         ----                                                -------------------
         7


3.       REPRESENTATIONS AND WARRANTIES OF SELLER.                            7


         3.1.                                    ORGANIZATION AND GOOD STANDING.
         ----                                     ------------------------------
         7
         3.2.                                            AUTHORITY; NO CONFLICT.
         ----                                             ----------------------
         8
         3.3.                                                    CAPITALIZATION.
         ----                                                     --------------
         9
         3.4.                                              FINANCIAL STATEMENTS.
         ----                                               --------------------
         9
         3.5.                                                 BOOKS AND RECORDS.
         ----                                                  -----------------
         10
         3.6.                                 TITLE TO PROPERTIES; ENCUMBRANCES.
         ----                                  ---------------------------------
         10
         3.7.                                        NO UNDISCLOSED LIABILITIES.
         ----                                         --------------------------
         11
         3.8.                                                             TAXES.
         ----                                                              -----
         11
         3.9.                                        NO MATERIAL ADVERSE CHANGE.
         ----                                         --------------------------
         11
         3.10.                                        EMPLOYEE BENEFITS MATTERS.
         -----                                         -------------------------
         11
         3.11.  COMPLIANCE WITH LEGAL REQUIREMENTS; GOVERNMENTAL AUTHORIZATIONS.
         -----   --------------------------------------------------------------
         12
         3.12.                                        LEGAL PROCEEDINGS; ORDERS.
         -----                                         -------------------------
         14
         3.13.                            ABSENCE OF CERTAIN CHANGES AND EVENTS.
         -----                             -------------------------------------
         15
         3.14.                                           CONTRACTS; NO DEFAULTS.
         -----                                            ----------------------
         15
         3.15.                                                        INSURANCE.
         -----                                                         ---------
         17
         3.16.                                            ENVIRONMENTAL MATTERS.
         -----                                              --------------------
         18
         3.17.                                                 EMPLOYEE MATTERS.
         -----                                                  ----------------
         18
         3.18.                      INTELLECTUAL PROPERTY RIGHTS OF THE COMPANY.
         -----                       ------------------------------------------
         18
         3.19.                                                 CERTAIN PAYMENTS.
         -----                                                  ----------------
         20
         3.20.                                                       DISCLOSURE.
         -----                                                        ----------
         20
         3.21.                                               BROKERS OR FINDERS.
         -----                                                -----------------
         21


4.       REPRESENTATIONS AND WARRANTIES OF BUYER.                            21


         4.1.                                    ORGANIZATION AND GOOD STANDING.
         ----                                     ------------------------------
         21
         4.2.                                                         AUTHORITY.
         ----                                                          ---------
         21
         4.3.                                                 INVESTMENT INTENT.
         ----                                                  ----------------
         21
         4.4.                                               CERTAIN PROCEEDINGS.
         ----                                                -------------------
         21
         4.5.                                                BROKERS OR FINDERS.
         ----                                                 -----------------
         21


5.       COVENANTS OF SELLER PRIOR TO CLOSING DATE.                          22
--------------------------------------------------------------------------------


         5.1.                                          ACCESS AND INVESTIGATION.
         ----                                            -----------------------
         22
         5.2.                          OPERATION OF THE BUSINESS OF THE COMPANY.
         ----                           ----------------------------------------
         22
         5.3.                                                 NEGATIVE COVENANT.
         ----                                                  -----------------
         22
         5.4.                                                REQUIRED APPROVALS.
         ----                                                 -----------------
         22
         5.5.                                                      NOTIFICATION.
         ----                                                       ------------
         23
         5.6.                                                    NO NEGOTIATION.
         ----                                                     -------------
         23
         5.7.                                          CLOSING OF BANK ACCOUNTS.
         ----                                           ------------------------
         23


6.       COVENANTS OF BUYER PRIOR TO CLOSING DATE.                           23
--------------------------------------------------------------------------------


         6.1.             APPROVALS OF GOVERNMENTAL BODIES/THIRD PARTY CONSENTS.
         ----              ----------------------------------------------------
         23
         6.2.                                          ACCESS AND INVESTIGATION.
         ----                                           ------------------------
         24
         6.3.                          OPERATION OF THE BUSINESS OF THE COMPANY.
         ----                           ---------------------------------------
         24
         6.4.                                                      NOTIFICATION.
         ----                                                       ------------
         24


7.       CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE.                24
--------------------------------------------------------------------------------


         7.1.                                       ACCURACY OF REPRESENTATIONS.
         ----                                        ---------------------------
         24
         7.2.                                              SELLER'S PERFORMANCE.
         ----                                               --------------------
         25
         7.3.                                                          CONSENTS.
         ----                                                           --------
         25
         7.4.                                              ADDITIONAL DOCUMENTS.
         ----                                               -------------------
         25
         7.5.                                                    NO PROCEEDINGS.
         ----                                                     --------------
         25
         7.6.               NO CLAIM REGARDING STOCK OWNERSHIP OR SALE PROCEEDS.
         ----                --------------------------------------------------
         25
         7.7.                                                    NO PROHIBITION.
         ----                                                     --------------
         26
         7.8.                                              EMPLOYMENT AGREEMENT.
         ----                                               --------------------
         26
         7.9.                                 REGISTRATION OF SHARES FOR SELLER.
         ----                                  ---------------------------------
         ERROR! BOOKMARK NOT DEFINED.


8.       CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE.                1
--------------------------------------------------------------------------------


         8.1.                                       ACCURACY OF REPRESENTATIONS.
         ----                                        -------------------------
         1
         8.2.                                               BUYER'S PERFORMANCE.
         ----                                                ------------------
         1
         8.3.                                                          CONSENTS.
         ----                                                           --------
         1
         8.4.                                              ADDITIONAL DOCUMENTS.
         ----                                               -------------------
         1
         8.5.                                                     NO INJUNCTION.
         ----                                                      -------------
         1


9.       TERMINATION.                                                         1


         9.1.                                                TERMINATION EVENTS.
         ----                                                 -----------------
         1
         9.2.                                             EFFECT OF TERMINATION.
         ----                                              ---------------------
         1


10.      INDEMNIFICATION; REMEDIES.                                           1
--------------------------------------------------------------------------------


         10.1.                                 AGREEMENT BY SELLER TO INDEMNIFY.
         -----                                  --------------------------------
         1
         10.2.                                 AGREEMENTS BY BUYER TO INDEMNIFY.
         -----                                  --------------------------------
         1
         10.3.                                  MATTERS INVOLVING THIRD PARTIES.
         -----                                   ------------------------------
         1


11.      POST-CLOSING AGREEMENTS.                                             1
--------------------------------------------------------------------------------


         11.1.                                         CONSISTENCY IN REPORTING.
         -----                                          ------------------------
         1


12.      GENERAL PROVISIONS.                                                  1
--------------------------------------------------------------------------------


         12.1.                                                         EXPENSES.
         -----                                                          --------
         1
         12.2.                                             PUBLIC ANNOUNCEMENTS.
         -----                                              --------------------
         1
         12.3.                                                  CONFIDENTIALITY.
         -----                                                   ---------------
         1
         12.4.                                                          NOTICES.
         -----                                                           ------
         1
         12.5.                                 JURISDICTION; SERVICE OF PROCESS.
         -----                                  -------------------------------
         1
         12.6.                                               FURTHER ASSURANCES.
         -----                                                -----------------
         1
         12.7.                                                           WAIVER.
         -----                                                            ------
         1
         12.8.                                ENTIRE AGREEMENT AND MODIFICATION.
         -----                                  --------------------------------
         1
         12.9.                                              DISCLOSURE SCHEDULE.
         -----                                               -------------------
         1
         12.10.               ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS.
         ------                 -----------------------------------------------
         1
         12.11.                                                    SEVERABILITY.
         ------                                                     ------------
         1
         12.12.                                  SECTION HEADINGS; CONSTRUCTION.
         ------                                   -----------------------------
         1
         12.13.                                                 TIME OF ESSENCE.
         ------                                                  ---------------
         1
         12.14.                                                   GOVERNING LAW.
         ------                                                    -------------
         1
         12.15.                                                    COUNTERPARTS.
         ------                                                     ------------
         1


         All Exhibits to be filed by Amendment.

                                   Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2000                    ELITE TECHNOLOGIES, INC.


                                By:    /s/ Scott Schuster
                                Name:  Scott Schuster
                                Title:  CEO

                                By:    /s/ Jason Kiszonak
                                Name:  Jason Kiszonak
                                Title:  Director

                                By:    /s/ Davie Aksoy
                                Name:  David Aksoy
                                Title:  Director

                                By:    /s/ Stephen Randy Ragsdale
                                Name:  Stephen Randy Ragsdale
                                Title:  Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.