Form 10-K/A
period 2000-05-31
ELITE TECHNOLOGIES INC /TX/
filed 2000-11-16
CIK 835909

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

     Although  Elite,  through  its  divisions  offered a variety of services in fiscal 2000, Elite has suspended most of its operations following the acquisition of Ace Manufacturing Group, Ltd. ("AMG") in April 2000. Elite intends to acquire other companies to fulfill the services of its divisions. As part of Elite's acquisition strategy, the Company has entered into an agreement to acquire substantially all of the capital stock of AC Travel, Inc. and International Electronic Technologies of Georgia, Inc. Elite does not presently have any other definitive agreements to acquire additional companies and there can be no assurance that it will do so.

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

AMG

     In April 2000, Elite suspended most of its operations, in anticipation of the acquisition of several companies in the internet kiosk industry. In April 2000, Elite acquired Ace Manufacturing Group, Ltd., ("AMG"). AMG designs, builds and markets an internet "pay by minute" browser (kiosk) used primarily in hotels, airports and entertainment establishments. Elite intends to utilize AMG to acquire additional companies to augment the internet kiosk marketed by AMG, including companies providing content, hardware and other related sectors of commerce. Elite purchased all of the capital stock of AMG for 2,000,000 shares of common stock, and $250,000.00.

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

3.    Exhibits

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION
- ------      -------------------
1        Reports on Form 8-K incorporated by reference
2.1 Agreement dated June 24, 1998 by and among CONCAP, Inc., and Intuitive Technology Consultants, Inc. (Incorporated by Reference) 1
2.2      Purchase Agreement dated November 15, 1998, by and among  CONCAP, Inc.,
         and   Troxtel   Holding   Company   d/b/a   Temporary  Help  Connection
         (Incorporated by Reference) 2
2.3 Purchase Agreement dated March 31, 1999 by and between CONCAP, Inc., and Elevation Strategic Partners, Inc., (Incorporated by Reference) 3
2.4 Agreement dated November 5, 1998 by and between Scott Schuster and Scanlan Music, Inc. (Incorporated by Reference)
2.4.1 Assignment Agreement dated November 9, 1998 by and between Scott Schuster and CONCAP, Inc. 4
2.5 Agreement dated April 1, 1999 by and between CONCAP, Inc. and Virtual Enterprise, Inc. (Incorporated by Reference) 7
3        Amendment  to  Articles  of  Incorporation  of CONCAP, inc. dated April
         22, 1996
10.1     Purchase Agreement with Ace Manufacturing Group, Inc.
10.2     Purchase Agreement with IET Startek of Georgia
10.3     Purchase Agreement with AC Travel
11       Employment Agreement of Scott Schuster
12       Employment Agreement of Randy Ragsdale


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
         6
         1.38.                                                      "THREATENED"
         6


2.       TRANSFER OF SHARES; REIMBURSEMENT AMOUNT; CLOSING.                   6
--------------------------------------------------------------------------------


         2.1.                                                            SHARES.
         ----                                                             ------
         6
         2.2.                                                     BUYER'S STOCK.
         ----                                                      -------------
         6
         2.3.                                                           CLOSING.
         ----                                                            -------
         6
         2.4.                                               CLOSING OBLIGATIONS.
         ----                                                -------------------
         7


3.       REPRESENTATIONS AND WARRANTIES OF SELLER.                            7


         3.1.                                    ORGANIZATION AND GOOD STANDING.
         ----                                     ------------------------------
         7
         3.2.                                            AUTHORITY; NO CONFLICT.
         ----                                             ----------------------
         8
         3.3.                                                    CAPITALIZATION.
         ----                                                     --------------
         9
         3.4.                                              FINANCIAL STATEMENTS.
         ----                                               --------------------
         9
         3.5.                                                 BOOKS AND RECORDS.
         ----                                                  -----------------
         10
         3.6.                                 TITLE TO PROPERTIES; ENCUMBRANCES.
         ----                                  --------------------------------
         10
         3.7.                                        NO UNDISCLOSED LIABILITIES.
         ----                                         --------------------------
         11
         3.8.                                                             TAXES.
         ----                                                              ----
         11
         3.9.                                        NO MATERIAL ADVERSE CHANGE.
         ----                                         --------------------------
         11
         3.10.                                        EMPLOYEE BENEFITS MATTERS.
         -----                                         -------------------------
         11
         3.11.  COMPLIANCE WITH LEGAL REQUIREMENTS; GOVERNMENTAL AUTHORIZATIONS.
         -----   ---------------------------------------------------------------
         12
         3.12.                                        LEGAL PROCEEDINGS; ORDERS.
         -----                                         -------------------------
         14
         3.13.                            ABSENCE OF CERTAIN CHANGES AND EVENTS.
         -----                             -------------------------------------
         15
         3.14.                                           CONTRACTS; NO DEFAULTS.
         -----                                            ----------------------
         15
         3.15.                                                        INSURANCE.
         -----                                                         ---------
         17
         3.16.                                            ENVIRONMENTAL MATTERS.
         -----                                              --------------------
         18
         3.17.                                                 EMPLOYEE MATTERS.
         -----                                                  ----------------
         18
         3.18.                      INTELLECTUAL PROPERTY RIGHTS OF THE COMPANY.
         -----                       -------------------------------------------
         18
         3.19.                                                 CERTAIN PAYMENTS.
         -----                                                  ----------------
         20
         3.20.                                                       DISCLOSURE.
         -----                                                        ----------
         20
         3.21.                                               BROKERS OR FINDERS.
         -----                                                ------------------
         21


4.       REPRESENTATIONS AND WARRANTIES OF BUYER.                            21


         4.1.                                    ORGANIZATION AND GOOD STANDING.
         ----                                     ------------------------------
         21
         4.2.                                                         AUTHORITY.
         ----                                                          ---------
         21
         4.3.                                                 INVESTMENT INTENT.
         ----                                                  -----------------
         21
         4.4.                                               CERTAIN PROCEEDINGS.
         ----                                                -------------------
         21
         4.5.                                                BROKERS OR FINDERS.
         ----                                                 ------------------
         21


5.       COVENANTS OF SELLER PRIOR TO CLOSING DATE.                          22
--------------------------------------------------------------------------------


         5.1.                                          ACCESS AND INVESTIGATION.
         ----                                            -----------------------
         22
         5.2.                          OPERATION OF THE BUSINESS OF THE COMPANY.
         ----                           ----------------------------------------
         22
         5.3.                                                 NEGATIVE COVENANT.
         ----                                                  -----------------
         22
         5.4.                                                REQUIRED APPROVALS.
         ----                                                 ------------------
         22
         5.5.                                                      NOTIFICATION.
         ----                                                       ------------
         23
         5.6.                                                    NO NEGOTIATION.
         ----                                                     --------------
         23
         5.7.                                          CLOSING OF BANK ACCOUNTS.
         ----                                           ------------------------
         23


6.       COVENANTS OF BUYER PRIOR TO CLOSING DATE.                           23
--------------------------------------------------------------------------------


         6.1.             APPROVALS OF GOVERNMENTAL BODIES/THIRD PARTY CONSENTS.
         ----              -----------------------------------------------------
         23
         6.2.                                          ACCESS AND INVESTIGATION.
         ----                                           ------------------------
         24
         6.3.                          OPERATION OF THE BUSINESS OF THE COMPANY.
         ----                           ----------------------------------------
         24
         6.4.                                                      NOTIFICATION.
         ----                                                       ------------
         24


7.       CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE.                24
--------------------------------------------------------------------------------


         7.1.                                       ACCURACY OF REPRESENTATIONS.
         ----                                        ---------------------------
         24
         7.2.                                              SELLER'S PERFORMANCE.
         ----                                               --------------------
         25
         7.3.                                                          CONSENTS.
         ----                                                           --------
         25
         7.4.                                              ADDITIONAL DOCUMENTS.
         ----                                               --------------------
         25
         7.5.                                                    NO PROCEEDINGS.
         ----                                                     --------------
         25
         7.6.               NO CLAIM REGARDING STOCK OWNERSHIP OR SALE PROCEEDS.
         ----                ---------------------------------------------------
         25
         7.7.                                                    NO PROHIBITION.
         ----                                                     --------------
         26
         7.8.                                              EMPLOYMENT AGREEMENT.
         ----                                               -------------------
         26
         7.9.                                 REGISTRATION OF SHARES FOR SELLER.
         ----                                  ---------------------------------
         ERROR! BOOKMARK NOT DEFINED.


8.       CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE.                1
--------------------------------------------------------------------------------


         8.1.                                       ACCURACY OF REPRESENTATIONS.
         ----                                        ---------------------------
         1
         8.2.                                               BUYER'S PERFORMANCE.
         ----                                                -------------------
         1
         8.3.                                                          CONSENTS.
         ----                                                           --------
         1
         8.4.                                              ADDITIONAL DOCUMENTS.
         ----                                               --------------------
         1
         8.5.                                                     NO INJUNCTION.
         ----                                                      -------------
         1


9.       TERMINATION.                                                         1


         9.1.                                                TERMINATION EVENTS.
         ----                                                 ------------------
         1
         9.2.                                             EFFECT OF TERMINATION.
         ----                                              ---------------------
         1


10.      INDEMNIFICATION; REMEDIES.                                           1
--------------------------------------------------------------------------------


         10.1.                                 AGREEMENT BY SELLER TO INDEMNIFY.
         -----                                  --------------------------------
         1
         10.2.                                 AGREEMENTS BY BUYER TO INDEMNIFY.
         -----                                  --------------------------------
         1
         10.3.                                  MATTERS INVOLVING THIRD PARTIES.
         -----                                   -------------------------------
         1


11.      POST-CLOSING AGREEMENTS.                                             1
--------------------------------------------------------------------------------


         11.1.                                         CONSISTENCY IN REPORTING.
         -----                                          ------------------------
         1


12.      GENERAL PROVISIONS.                                                  1
--------------------------------------------------------------------------------


         12.1.                                                         EXPENSES.
         -----                                                          --------
         1
         12.2.                                             PUBLIC ANNOUNCEMENTS.
         -----                                              --------------------
         1
         12.3.                                                  CONFIDENTIALITY.
         -----                                                   ---------------
         1
         12.4.                                                          NOTICES.
         -----                                                           -------
         1
         12.5.                                 JURISDICTION; SERVICE OF PROCESS.
         -----                                  --------------------------------
         1
         12.6.                                               FURTHER ASSURANCES.
         -----                                                ------------------
         1
         12.7.                                                           WAIVER.
         -----                                                            ------
         1
         12.8.                                ENTIRE AGREEMENT AND MODIFICATION.
         -----                                  --------------------------------
         1
         12.9.                                              DISCLOSURE SCHEDULE.
         -----                                               -------------------
         1
         12.10.               ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS.
         ------                 ------------------------------------------------
         1
         12.11.                                                    SEVERABILITY.
         ------                                                     ------------
         1
         12.12.                                  SECTION HEADINGS; CONSTRUCTION.
         ------                                   ------------------------------
         1
         12.13.                                                 TIME OF ESSENCE.
         ------                                                  ---------------
         1
         12.14.                                                   GOVERNING LAW.
         ------                                                    -------------
         1
         12.15.                                                    COUNTERPARTS.
         ------                                                     ------------
         1

                            Stock Purchase Agreement


     THIS STOCK PURCHASE AGREEMENT ("Agreement") is made as of April 28, 2000, by Elite Technologies, Inc., a Texas corporation, ("Buyer"), and Al-Hamdd, Inc., d/b/a/ AC Travel, Inc., a Georgia Corporation, Asif Balagamwala, individually and collectively hereinafter referred to as ("Seller").

                                    RECITALS:

     Seller desire to sell, and Buyer desires to purchase, all of the issued and outstanding shares (the "Shares") of capital stock of AC Travel, Inc. for the consideration and on the terms set forth in this Agreement.

                                    AGREEMENT

         The parties, intending to be legally bound, agree as follows:
1.       DEFINITIONS.

     For purposes of this Agreement, the following terms have the meanings specified or referred to in this Section 1.:

         1.1. "Applicable Contract" - any Contract (i) under which Seller or Company has or may acquire any rights; (ii) under which Seller or Company has or may become subject to any obligation or liability or (iii) by which Seller or Company or any of the assets owned or used by it is or may become bound.

         1.2. "Breach" - a "Breach" of a representation, warranty, covenant, obligation, or other provision of this Agreement or any instrument delivered pursuant to this Agreement will be deemed to have occurred if there is or has been (i) any inaccuracy in or breach of, or any failure to perform or comply with, such representation, warranty, covenant, obligation, or other provision or
(ii) any claim (by any Person) or other occurrence or circumstance that is or was inconsistent with such representation, warranty, covenant, obligation, or other provision, and the term "Breach" means any such inaccuracy, breach, failure, claim, occurrence or circumstance.

         1.3.     "Buyer" - as defined in the first paragraph of this Agreement.

         1.4. "Buyer's Stock" - 2,000,000 restricted shares of Seller's capital stock.

         1.5.     "Closing" - as defined in Section 2.4.

         1.6. "Closing Date" - the date and time as of which the Closing actually takes place.

         1.7      "Company" - AC Travel, Inc.

         1.7.     "Consent" - any approval,  consent,  ratification,  waiver, or
                   other     authorization     (including    any    Governmental
                   Authorization).

         1.9.     "Contemplated  Transactions" - all    of    the   transactions
                   contemplated by this Agreement, including:

         A.       The transfer of the Shares by Seller to Buyer;

         B. The execution, delivery, and performance of the Closing Obligations set forth in Section 2.5;

         C. The performance by Buyer and Seller of t heir respective covenants and obligations under this Agreement;

         D. Buyer's acquisition and ownership of the Shares and exercise of control over the Company; and

         E.       The transfer of Buyer's Stock to Seller; and

         F.       Payment by Buyer to Seller of the Reimbursement Amount.

         1.10. "Contract" - any agreement, contract, obligation, promise, or undertaking (whether written or oral and whether express or implied) that is legally binding.

         1.11. "Damages" - any loss, liability, claim, damages (including, without limitation, incidental and consequential damages), expense (including, without limitation, costs of investigation and defense and reasonable attorneys'
fees) or diminution of value, whether or not involving a third party.

         1.12. "Disclosure Schedule" - the disclosure schedule delivered by Seller to Buyer concurrently with the execution and delivery of this Agreement.

         1.13. "Encumbrance" - any charge, claim, community property interest, condition, equitable interest, lien, option, pledge, security interest, right of first refusal, or restriction of any kind, including any restriction on use, voting, transfer, receipt of income, or exercise of any other attribute of ownership.

         1.14. "Environmental Requirements" - means federal, state and local laws relating to pollution or protection of the environment, including laws or provisions relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, or hazardous or toxic materials, substances, or wastes into air, surface water, groundwater, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants or hazardous or toxic materials, substances, or wastes.

         1.15. "ERISA" - the Employee Retirement Income Security Act of 1974 or any successor law, and regulations and rules issued pursuant to that Act or any successor law.

         1.16. "Facilities" - any real property, leaseholds, or other interests currently or formerly owned or operated by Seller and any buildings, plants, structures, or equipment (including motor vehicles) currently or formerly owned or operated by Seller.

         1.17.  "GAAP"  -  generally    accepted   United   States    accounting
principles, applied on a basis consistent with the basis on which the financial statements referred to in Section 3.4. were prepared.

         1.18. "Governmental Authorization" - any approval, consent, license, permit, waiver, or other authorization issued, granted, given, or otherwise made available by or under the authority of any Governmental Body or pursuant to any Legal Requirement.

         1.19.    "Governmental Body" - any:

                  A. Nation, state, county, city, town, village, district, or other jurisdiction of any nature;

                  B.  Federal,   state,   local,   municipal,  foreign, or other
                      government;

                  C. Governmental or quasi-governmental authority of any nature (including any governmental agency, branch, department, official, or entity and any court or other tribunal);

                  D.  Multi-national organization or body; or

                  E.  Body   exercising,   or   entitled    to   exercise,   any
                      administrative, executive, judicial, legislative, police, regulatory, or taxing authority or power of any nature.

         1.20. "IRC" - the Internal Revenue Code of 1986 or any successor law, and regulations issued by the IRS pursuant to the Internal Revenue Code or any successor law.

         1.21. "IRS" - the United States Internal Revenue Service or any successor agency, and, to the extent relevant, the United States Department of the Treasury.

         1.22. "Knowledge" - an individual will be deemed to have "Knowledge" of a particular fact or other matter if:

         A.   Such individual is actually aware of such fact or other matter; or

         B. A prudent individual given his position with the Company could be reasonably expected to discover or otherwise become aware of such fact or other matter.

         1.23. "Legal Requirement" - any federal, state, local, municipal, foreign, international, multinational, or other administrative order, constitution, law, ordinance, principle of common law, regulation, statute, or treaty.

         1.24. "Operating Income" - means the net income of the Company determined in accordance with GAAP before income taxes and after all other charges except:

         A. Unless otherwise approved by Buyer, any general and administrative expense (i.e., allocation of the Company's general corporate overhead)
attributable to the Company and all subsidiaries of the Company that is not directly related to the operation of the Company in the Ordinary Course of Business; provided, however, Operating Income shall include reimbursement by Seller of expenses at a fair market price mutually agreed to by Buyer and Seller for expenses previously incurred by Seller, but that have for administrative convenience or efficiency reasons been centralized with Buyer; and

         B. Any amortization of goodwill of the Company and all Subsidiaries of the Company.

         C. In the event that certain expenses incurred by the Seller are for the principal or partial benefit of the Company or other subsidiaries of the Company, then the parties hereto shall endeavor to track and determine in a fair and equitable manner that portion of such expenses that should fairly and reasonably be allocated to the Company or such other subsidiaries of the Company, and therefore not included in arriving at Operating Income for purposes of this Agreement.

         1.25. "Order" - any award, decision, injunction, judgment, order, ruling, subpoena, or verdict entered, issued, made, or rendered by any court, administrative agency, or other Governmental Body or by any arbitrator.

         1.26. "Ordinary Course of Business" - an action taken by a Person will be deemed to have been taken in the "Ordinary Course of Business" only if:

         A. Such action is consistent with the past practices of such Person and is taken in the ordinary course of the normal day-to-day operations of such Person;

         B. Such action is not required to be authorized by the board of directors of such Person (or by any Person or group of Persons exercising similar authority); and

         C. Such action is similar in nature and magnitude to actions customarily taken, without any authorization by the board of directors (or by any Person or group of Persons exercising similar authority), in the ordinary course of the normal day-to-day operations of other Persons that are in the same line of business as such Person.

         1.27. "Organizational Documents" - (i) the Articles or Certificate of Incorporation and the Bylaws of a corporation; (ii) any charter or similar document adopted or filed in connection with the creation, formation, or organization of a Person and (iii) any amendment to any of the foregoing.

         1.28. "Person" - any individual, corporation (including any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union, or other entity or Governmental Body.

         1.29.    "Plan" - as defined in Section 3.10.1.

         1.30. "Proceeding" - any action, arbitration, audit, hearing, investigation, litigation, or suit (whether civil, criminal, administrative, investigative, or informal) commenced, brought, conducted, or heard by or before, or otherwise involving, any Governmental Body or arbitrator.

         1.31.    "Related Person" - with respect to a particular individual:

         A.  Each other member of such individual's Family;

         B. Any Person that is directly or indirectly controlled by such individual or one (1) or more members of such individual's Family;

         C. Any Person in which such individual or members of such individual's Family hold (individually or in the aggregate) a Material Interest; and

         D. Any Person with respect to which such individual or one (1) or more members of such individual's Family serves as a director, officer, partner, executor, or trustee (or in a similar capacity).

         With respect to a specified Person other than an individual:

         A. Any Person that directly or indirectly controls, is directly or indirectly controlled by, or is directly or indirectly under common control with such specified Person;

         B.  Any Person that holds a Material Interest in such specified Person;

         C. Each Person that serves as a director, officer, partner, executor, or trustee of such specified Person (or in a similar capacity);

         D.  Any  Person  in  which  such  specified  Person  holds  a  Material
Interest;

         E. Any Person with respect to which such specified Person serves as a general partner or a trustee (or in a similar capacity); and

         Any Related Person of any individual described in clause B. or C.

     For purposes of this definition, (i) the "Family" of an individual includes
(1) the individual; (2) the individual's spouse and former spouses; (3) any other natural person who is related to the individual or the individual's spouse within the second degree and (4) any other natural person who resides with such individual and (2) "Material Interest" means direct or indirect beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of voting securities or other voting interests representing at least [five percent (5%)] of the outstanding voting power of a Person or equity securities or other equity interests representing at least [five percent (5%)] of the outstanding equity securities or equity interests in a Person.

         1.32. "Representative" - with respect to a particular Person, any director, officer, employee, agent, consultant, advisor, or other representative of such Person, including legal counsel, accountants, and financial advisors.

         1.33. "Securities Act" - the Securities Act of 1933 or any successor law, and regulations and rules issued pursuant to that Act or any successor law.

         1.34.    "Seller" -as defined in the first paragraph of this Agreement.

         1.35.    "Shares" - as defined in the Recitals of this Agreement.

         1.36. "Subsidiary" - with respect to any Person (the "Owner"), any corporation or other Person of which securities or other interests having the power to elect a majority of that corporation's or other Person's board of directors or similar governing body, or otherwise having the power to direct the business and policies of that corporation or other Person (other than securities or other interests having such power only upon the happening of a contingency that has not occurred) are held by the Owner or one (1) or more of its Subsidiaries; [when used without reference to a particular Person, "Subsidiary" means a Subsidiary of the Company].

         1.37. "Tax Return" - any return (including any information return), report, statement, schedule, notice, form, or other document or information filed with or submitted to, or required to be filed with or submitted to, any Governmental Body in connection with the determination, assessment, collection, or payment of any Tax or in connection with the administration, implementation, or enforcement of or compliance with any Legal Requirement relating to any Tax.

         1.38. "Threatened" - a claim, Proceeding, dispute, action, or other matter will be deemed to have been "Threatened" if any demand or statement has been made (orally or in writing) or any notice has been given (orally or in writing), that would lead a prudent Person to conclude that such a claim, Proceeding, dispute, action, or other matter is likely to be asserted, commenced, taken, or otherwise pursued in the future.

2.       TRANSFER OF SHARES; REIMBURSEMENT AMOUNT; CLOSING.

         2.1.     Shares.  In  exchange for  the transfer of Buyer's  Stock,  as
                  ------
set forth in Section 2.2, and subject to the terms and conditions of this Agreement, at the Closing, Seller will transfer the Shares to Buyer.

         2.2.     Buyer's  Stock.  In exchange  for the  transfer of Shares as
                  --------------
set forth in Section 2.1, and subject to the terms and conditions of this Agreement, at the Closing, Buyer shall transfer to Seller the Buyer's Stock.

         2.3.     Closing.  The purchase and  sale (the "Closing")  provided for
                   -------
in this Agreement will take place at the offices of Morris, Manning & Martin, L.L.P., at 1600 Atlanta Financial Center, 3343 Peachtree Road, N.E., Atlanta, Georgia 30326, at 10:00 a.m. (local time) on May 28, 2000, or at such other time and place as the parties may agree. Except as otherwise provided in
Section 9., failure to consummate the purchase and sale provided for in this Agreement on the date and time and at the place determined pursuant to this
Section 2.3. will not result in the termination of this Agreement and will not relieve any party of any obligation under this Agreement.

         2.4.     Closing Obligations.  At the Closing:
                  -------------------

                  A.       Seller will deliver to Buyer:

                           (i)      Certificates. Certificates representing  the
                                    ------------
Shares, duly endorsed (or accompanied by duly executed stock powers) for transfer to Buyer;

                           (ii)     Good Standing Certificate. Seller shall have
                                    --------------------------
delivered to Buyer a certificate evidencing the good standing of the Company as of a recent practicable date;

                           (iii)    Certificate. A certificate substantially  in
                                    -----------
the form of Exhibit A  hereto, executed by Seller  representing  and  warranting
            ---------
to Buyer that each of Seller's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date (giving full effect to any supplements to the Disclosure Schedule that were delivered by Seller to Buyer prior to the Closing Date in accordance with Section 5.5.); and

                           (iv)     Mutual Release. Seller shall  have delivered
                                      --------------
to Buyer a mutual release, executed by Seller, substantially in the form of Exhibit B to be attached at closing
-----------------------------------

                           (v)      All    Corporate    records,   organzational
documents, minutes of Board of Director and Shareholder meetings and corporate seal.

                  B.       Buyer will deliver to Seller:

                           (i)      Certificates.   Certificates    representing
                                     ------------
Buyer's Stock, duly endorsed (or accompanied by duly executed stock powers) for transfer to Seller, or a Board of Directors resolution signifying the order of the transfer of shares to Seller to be effectuated immediately, without delay;

                           (ii)     Certificate.  A  certificate  in the form of
                                     -----------
Exhibit C  hereto   executed by Buyer  to the effect that,  except as  otherwise
 ---------
stated in such certificate, each of Buyer's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date; and

                           (iii)    Mutual Release. Buyer  shall have  delivered
                                    --------------
to Seller a Mutual Release, executed by Buyer, substantially in the form of Exhibit B to be attached at closing.
-----------------------------------

3.       REPRESENTATIONS AND WARRANTIES OF SELLER.

         Seller represents and warrants to Buyer as follows:

         3.1.     Organization and Good Standing.
                  ------------------------------

                  A. Schedule 3.1 of the Disclosure Schedule contains a complete and accurate list of the Company's name, its jurisdiction of incorporation, other jurisdictions in which it is authorized to do business, and its capitalization (including the identity of each stockholder and the number of shares held by each).

                  The Company is a corporation duly organized, validly existing, and in good standing under the laws of Georgia, with full corporate power and authority to conduct its business as it is now being conducted, to own or use the properties and assets that it purports to own or use, and to perform all its obligations under Applicable Contracts.

                  Seller is duly qualified to do business as a foreign corporation and is in good standing under the laws of each state or other jurisdiction in which either the ownership or use of the properties owned or used by it, or the nature of the activities conducted by it, requires such qualification.

                  B. Seller  has  made   available  to  Buyer   copies  of   the
Organizational  Documents  of the Company, as currently in effect.

         3.2.     Authority; No Conflict.
                  ----------------------

                  A. This Agreement constitutes the legal, valid, and binding obligation of Seller, enforceable against Seller in accordance with its terms. Upon the execution and delivery by Seller of the closing documents set forth in
Section 2.4A (collectively, the "Seller's Closing Documents"), the Seller's Closing Documents will constitute the legal, valid, and binding obligations of Seller, enforceable against Seller in accordance with their respective terms.

                  Seller has the absolute and unrestricted right, power, authority, and capacity to execute and deliver this Agreement and the Seller's Closing Documents and to perform his obligations under this Agreement and the Seller's Closing Documents.

                  B. Except as set forth in Schedule 3.2 of the Disclosure Schedule, neither the execution and delivery of this Agreement nor the consummation or performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time):

                           (i)      Contravene,  conflict with,  or result in a
violation of (1) any provision of the Organizational  Documents  of the  Company
or   (2)  any  resolution   adopted  by   the   board   of   directors   or  the
stockholders of the Company;

                           (ii)     Contravene,  conflict  with,  or  result  in
 a violation of, or give any Governmental Body or other Person the right to challenge any of the Contemplated Transactions or to exercise any remedy or obtain any relief under, any Legal Requirement or any Order to which Seller or the Company, or any of the assets owned or used by Seller, may be subject;

                           (iii)    Contravene,  conflict  with,  or result in a
violation of any of the terms or requirements of, or give any Governmental Body the right to revoke, withdraw, suspend, cancel, terminate, or modify, any Governmental Authorization that is held by Seller or that otherwise relates to the business of, or any of the assets owned or used by, the Company;

                           (iv)     Cause Buyer or Seller to become  subject to,
or to become liable for the payment of, any Tax;

                           (v)      Contravene,  conflict  with,  or result in a
violation or breach of any provision of, or give any Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Applicable Contract; or

                           (vi)     Result in the imposition or creation  of any
Encumbrance  upon or with respect to any of the assets owned or used by Seller.

         Except as set forth in Schedule 3.2 of the Disclosure Schedule, Seller nor the Company is or will be required to give any notice to or obtain any Consent from any Person in connection with the execution and delivery of this Agreement or the consummation or performance of any of the Contemplated Transactions.

         3.3.     Capitalization.  The  authorized  equity  securities  of   the
                   --------------
Company consist of 1000 shares of common stock, .01 par value per share, of which 1000 shares are issued and outstanding and constitute the Shares.

     Seller is and will be on the Closing Date the record and beneficial owners and holders of the Shares, free and clear of all Encumbrances.

     With the exception of the Shares (which are owned by Seller), all of the outstanding equity securities and other securities of the Company are owned of record and beneficially by Seller, free and clear of all Encumbrances. No legend or other reference to any purported Encumbrance appears upon any certificate representing equity securities of the Company.

     All of the outstanding equity securities of the Company have been duly authorized and validly issued and are fully paid and nonassessable. There are no Contracts relating to the issuance, sale, or transfer of any equity securities or other securities of the Company, including, but not limited to, stock options, warrants, convertible securities, redemption rights, registration rights and the like.

     None of the outstanding equity securities or other securities of the Company was issued in violation of the Securities Act or any other Legal Requirement.

         3.4.     Financial  Statements.  Seller shall deliver to Buyer, at
                   ---------------------
closing date to be attached as Schedule  3.4:
                                         ---------
                  A. Unaudited balance sheets of Seller as of August, 1999, and as of, together with the related statements of income, changes in stockholder equity and cash flow (collectively, the "Financial Statements") for the periods referred to in such financial statements.

                  B. The Financial Statements were prepared in accordance with this Agreement and with GAAP consistently applied.

     The Financial Statements and notes, if any, fairly present the financial condition and the results of operations, changes in stockholders' equity, and cash flow of the Company as at the respective dates of and for the periods referred to in such Financial Statements, all in accordance with GAAP, subject, in the case of interim Financial Statements, to normal recurring year-end adjustments (the effect of which will not, individually or in the aggregate, be materially adverse) and the absence of notes.

         3.5. Books and Records. The books of account, minute books, stock record books, and other records of the Company, all of which have been made available to Buyer, are complete and correct and have been maintained in accordance with sound business practices.

     The minute books of the Company contain accurate and complete records of all meetings held of, and corporate action taken by, the stockholders, the Boards of Directors, and committees of the Boards of Directors of the Company, and no meeting of any such stockholders, Board of Directors, or committee has been held for and no material action has been taken at any meeting for which minutes have not been prepared and are not contained in such minute books. At the Closing, all of those books and records will be in the possession of Seller.

         3.6. Title to Properties; Encumbrances. Seller owns (with good and marketable title in the case of real property, subject only to the Encumbrances permitted by this Section) all the properties and assets (whether real, personal, or mixed and whether tangible or intangible) that they purport to own located in the facilities owned or operated by Seller or reflected as owned in the books and records of the Company, including all of the properties and assets reflected in the Closing Date Financial Statements (except for assets held under capitalized leases disclosed or not required to be disclosed in Schedule 3.6 of the Disclosure Schedule which shall be attached to this Agreement as Schedule
3.6 at the closing date.).

     All material properties and assets reflected in the Closing Date Financial Statements are free and clear of all Encumbrances and are not, in the case of real property, subject to any rights of way, building use restrictions, exceptions, variances, reservations, or limitations of any nature except, with respect to all such properties and assets:

                  A. Mortgages or security interests shown on the Closing Date Financial Statements as securing specified liabilities or obligations, both, would constitute a default) exists;

                  B.    Liens for current taxes not yet due; and

                  C.    With respect to real property:

                           (i)      Minor imperfections  of title,  if any, none
of which is substantial in amount, materially detracts from the value or impairs the use of the property subject thereto, or impairs the operations of the Company; and

                           (ii)     Zoning  laws and other land use restrictions
that do not impair the present or anticipated use of the property subject thereto.

     All buildings, plants, and structures owned by Seller lie wholly within the boundaries of the real property owned by Seller and do not encroach upon the property of, or otherwise conflict with the property rights of, any other Person. All property and assets of the the Company shall be in the possession and control of Seller at Closing, including but not limited to, all Facilities.

         3.7. No Undisclosed Liabilities. Except as set forth in Schedule 3.7 of the Disclosure Schedule, Seller has no liabilities or obligations of any nature (whether known or unknown and whether absolute, accrued, contingent, or otherwise) except for liabilities or obligations reflected or reserved against in the Closing Date Financial Statements and current liabilities incurred in the Ordinary Course of Business since the respective dates thereof.

         3.8. Taxes. Except as set forth on Schedule 3.8 to the Disclosure Schedule, Seller has timely filed all tax returns and reports required to be filed by it, including, without limitation, all federal, state and local tax returns, and has paid in full or made adequate provision by the establishment of reserves for all taxes and other charges which have become due or which are attributable to the conduct of Seller's business prior to Closing. Seller will continue to make adequate provision for all such taxes and other charges for all periods through the Closing Date.

     Except as set forth on Schedule 3.8 to the Disclosure Schedule, Seller shall have no Knowledge of any tax deficiency proposed or threatened against Seller. There are no tax liens upon any property or assets of the Company.

     Except as set forth on Schedule 3.8 to the Disclosure Schedule, Seller has made all payments of estimated taxes when due in amounts sufficient to avoid the imposition of any penalty.

     Except as set forth on Schedule 3.8 to the Disclosure Schedule, all taxes and other assessments and levies which Seller was required by law to withhold or to collect have been duly withheld and collected, and have been paid over to the proper governmental entity.

     Except as set forth in Schedule 3.8 to the Disclosure Schedule, the federal and state income tax returns and local returns, if any, of Seller have never been audited by the income tax authorities, nor are any such audits in process. Except as set forth in Schedule 3.8, to the Disclosure Schedule there are no outstanding agreements or waivers extending the statute of limitations applicable to any federal or state income tax returns of the Company for any period.

         3.9.     No Material  Adverse Change.  Since January,  1996  there  has
                  ---------------------------
not been any material adverse change in the business, operations, properties, prospects, assets, or condition of the Company, and no event has occurred or circumstance exists that may result in such a material adverse change.

         3.10.    Employee Benefits Matters.
                  -------------------------

                  3.10.1 Schedule 3.10.1 lists all plans, programs, and similar agreements, commitments or arrangements, whether oral or written, maintained by or on behalf of Seller or any other party that provide benefits or compensation to, or for the benefit of, current or former employees of the Company ("Plan" or "Plans"). Except as set forth on Schedule 3.10.1 to the Disclosure Schedule only current and former employees of the Company participate in the Plans. Copies of all Plans and, to the extent applicable, all related trust agreements, actuarial reports, and valuations for the most recent year, all summary plan descriptions, prospectuses, Annual Report Form 5500s or similar forms (and attachments thereto) for the most recent year, all Internal Revenue Service determination letters, and any related documents requested by Buyer, including all amendments, modifications and supplements thereto, have been delivered to Buyer, and all of the same are or will be true, correct and complete.

                  3.10.2   With respect to each Plan to the extent applicable:

                           A.       No litigation  or  administrative  or  other
proceeding is pending or threatened involving such Plan;

                           B.       To the  Knowledge  of Seller,  such Plan has
been administered and operated in substantial compliance with, and has been amended to comply with all applicable laws, rules, and regulations, including, without limitation, ERISA, the Internal Revenue Code, and the regulations issued under ERISA and the Internal Revenue Code;

                           C.       Seller and its  predecessors,  if  any, have
made and as of the Closing Date will have made or accrued, all payments and contributions required, or reasonably expected to be required, to be made under the provisions of such Plan or required to be made under applicable laws, rules and regulations, with respect to any period following, such amounts to be determined using the ongoing actuarial and funding assumptions of the Plan;

                           D.       Such  Plan is  fully  funded  in  an  amount
sufficient to pay all liabilities accrued (including liabilities and obligations for health care, life insurance and other benefits after termination of employment) and claims incurred to the date hereof;

                           E.       On the Closing  Date such Plan will be fully
funded in an amount sufficient to pay all liabilities accrued (including liabilities and obligations for health care, life insurance and other benefits after termination of employment) and claims incurred to the Closing Date, or adequate reserves will be set up on the Company's books and records, or paid-up insurance will be provided, therefor; and

                           F.       Such  Plan  has   been  administrated    and
operated only in the ordinary and usual course and in accordance with its terms, and there has not been in the year prior hereto any increase in the liabilities of such Plan beyond increases typically experienced by employers similar to the Company.

         3.11.  Compliance With Legal Requirements; Governmental Authorizations.
                 ---------------------------------------------------------------

                  A.      Except as set forth in Schedule 3.11 of the Disclosure
                                                   -------------
Schedule:


                           (i)      The  Company   is,  and  at all times  since
January, 1996, has been, in full compliance with each Legal Requirement that is or was applicable to it or to the conduct or operation of its business or the ownership or use of any of its assets;

                           (ii)     No   event   has  occurred  or  circumstance
exists that (with or without notice or lapse of time) (1) may constitute or result in a violation by Seller of, or a failure on the part of Seller to comply with, any Legal Requirement or (2) may give rise to any obligation on the part of Seller to undertake, or to bear all or any portion of the cost of, any remedial action of any nature; and

                           (iii)    Seller has not received,  at any  time since
January, 1996, any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding (1) any actual, alleged, possible, or potential violation of, or failure to comply with, any Legal Requirement or (2) any actual, alleged, possible, or potential obligation on the part of Seller to undertake, or to bear all or any portion of the cost of, any remedial action of any nature.

                  B.       Schedule 3.11 Except as set forth in Schedule 3.11 of
                           -------------                        -------------
the Disclosure Schedule:

                           (i)      The  Company  is,  and  at all  times  since
January, 1996, has been, in full compliance with all of the terms and requirements of any applicable Governmental Authorization;

                           (ii)     No event has occurred or circumstance exists
that may (with or without notice or lapse of time) (1) constitute or result directly or indirectly in a violation of or a failure to comply with any term or requirement of any applicable Governmental Authorization or (2) result directly or indirectly in the revocation, withdrawal, suspension, cancellation, or termination of, or any modification to, any applicable Governmental Authorization;

                           (iii)    Seller has not received,  at any time  since
January,  1996,  any notice  or other  communication  (whether  oral or written)
from any Governmental Body or any other Person regarding (1) any actual, alleged, possible, or potential violation of or failure to comply with any term or requirement of any Governmental Authorization or (2) any actual, proposed, possible, or potential revocation, withdrawal, suspension, cancellation, termination of, or modification to any Governmental Authorization; and

                           (iv)     All   applications  required  to  have  been
filed for the renewal of the Governmental Authorizations have been duly filed on a timely basis with the appropriate Governmental Bodies, and all other filings required to have been made with respect to such Governmental Authorizations have been duly made on a timely basis with the appropriate Governmental Bodies.

     The Seller has obtained any Governmental Authorizations necessary to permit the Company to lawfully conduct and operate their businesses in the manner they currently conduct and operate such businesses and to permit the Company to own and use their assets in the manner in which they currently own and use such assets.

         3.12.    Legal Proceedings; Orders.
                  -------------------------

                  A.      Except as set forth in Schedule 3.12 of the Disclosure
                                                 --------------
Schedule,  there is no pending Proceeding:

                           (i)      That has been commenced by or against Seller
or that otherwise relates to or may affect the business of, or any of the assets owned or used by, Seller; or

                           (ii)     That challenges, or that may have the effect
of preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions.

         To the Knowledge of Seller, (i) no such Proceeding has been Threatened and (ii) no event has occurred or circumstance exists that may give rise to or serve as a basis for the commencement of any such Proceeding. Seller shall have delivered to Buyer copies of all pleadings, correspondence, and other documents relating to each Proceeding listed in Schedule 3.12 of the Disclosure Schedule. The Proceedings listed in Schedule 3.12 of the Disclosure Schedule will not have a material adverse effect on the business, operations, assets, condition, or prospects of the Company.

                  B.      Except as set forth in Schedule 3.12 of the Disclosure
                                                  -------------
Schedule:


                           (i)      There is no Order to which any of Seller, or
any of the assets owned or used by the Company, is subject;

                           (ii)     Seller  is not  subject  to  any  Order that
relates to the business of, or any of the assets owned or used by, the Company; and

                           (iii)    No officer,  director, agent, or employee of
the Company is subject to any Order that prohibits such officer, director, agent, or employee from engaging in or continuing any conduct, activity, or practice relating to the business of the Company.

                  C.      Except as set forth in Schedule 3.12 of the Disclosure
                                                 -------------
Schedule:


                           (i)      Seller is,  and at all  times since January,
1996, has been, in full compliance with all of the terms and requirements of each Order to which it, or any of the assets owned or used by it, is or has been subject;

                           (ii)     No event has occurred or circumstance exists
that may constitute or result in (with or without notice or lapse of time) a violation of or failure to comply with any term or requirement of any Order to which Seller, or any of the assets owned or used by Seller, is subject; and

                           (iii)    Seller  has not received,  at any time since
January, 1996, any notice or other communication whether oral or written) from any Governmental Body or any other Person regarding any actual, alleged, possible, or potential violation of, or failure to comply with, any term or requirement of any Order to which the Company, or any of the assets owned or used by the Company, is or has been subject.

         3.13.    Absence of Certain  Changes and Events.  Except as set forth
                   --------------------------------------
in  Schedule 3.13 of the Disclosure Schedule,  since January,  1996, the Company
    --------------
has conducted its business only in the Ordinary Course of Business and there has not been any:

                  A. Change in the Company's authorized or issued capital stock; grant of any stock option or right to purchase shares of capital stock of the Company; issuance of any security convertible into such capital stock; grant of any registration rights; purchase, redemption, retirement, or other acquisition by the Company of any shares of any such capital stock; or declaration or payment of any dividend or other distribution or payment in respect of shares of capital stock;

                  B. Amendment to the Organizational Documents of the Company;

                  C. Payment or increase by Seller of any bonuses, salaries, or other compensation to any stockholder, director, officer, or (except in the Ordinary Course of Business) employee or entry into any employment, severance, or similar Contract with any director, officer, or employee;

                  D. Adoption of, or increase in the payments to or benefits under, any profit sharing, bonus, deferred compensation, savings, insurance, pension, retirement, or other employee benefit plan for or with any employees of the Company;

                  E. Damage to or destruction or loss of any asset or property of the Company, whether or not covered by insurance, materially and adversely affecting the properties, assets, business, financial condition, or prospects of the Company, taken as a whole;

                  F. Entry into, termination of, or receipt of notice of termination of (i) any license, distributorship, dealer, sales representative, joint venture, credit, or similar agreement or (ii) any Contract or transaction involving a total remaining commitment by or to the Company of at least Five Thousand and No/100 Dollars ($5,000.00);

                  G. Sale (other than sales of inventory in the Ordinary Course of Business), lease, or other disposition of any asset or property of the Company or mortgage, pledge, or imposition of any lien or other encumbrance on any material asset or property of the Company, including the sale, lease, or other disposition of any of the Software and Intangibles;

                  H.  Cancellation   or  waiver  of  any  claims or rights  with
a  value  to  the  Company  in  excess  of  Five  Thousand  and  No/100  Dollars
($5,000.00);

                  I.  Material  change  in  the  accounting   ethods used by the
Company; or

                  J. Agreement, whether oral or written, by Seller to do any of the foregoing.

         3.14.    Contracts; No Defaults.
                  ----------------------

                  A. Except as set forth in Schedule 3.17(A) of the Disclosure
                                            ----------------
Schedule:


                           (i)      Other  than as set  forth  or  provided  for
on the Financial Statements, the Company has not or may not acquire any rights under, and the Company has not or may not become subject to any obligation or liability under, any Contract under which the Company is obligated to make payments totaling, or services having a value equal to, $5,000 or more ; and

                           (ii)     To  the  Knowledge  of  Seller,  no officer,
director, agent, employee, consultant, or contractor of the Company is bound by any Contract that purports to limit the ability of such officer, director, agent, employee, consultant, or contractor to (1) engage in or continue any conduct, activity, or practice relating to the business of the Company or (2) assign to the Company or to any other Person any rights to any invention, improvement, or discovery.

                  B. Except   as   set  forth   in  Schedule    3.17(B)  of  the
                                                    -----------------
Disclosure Schedule, each material Contract is in full force and effect and is valid and enforceable in accordance with its terms.

                  C. Except as set forth in Schedule 3.17(C) of  the Disclosure
                                             ----------------
Schedule:


                           (i)      The  Company  is,  and  at  all times  since
January, 1996, has been, in full compliance with all applicable terms and requirements of each Contract under which such Seller has or had any obligation or liability or by which such Seller or any of the assets owned or used by the Company is or was bound;

                           (ii)     Each  other  Person  that  has  or  had  any
 obligation or liability under any Contract under which the Company has or had any rights is, and at all times since January, 1996, has been, in full compliance with all applicable terms and requirements of such Contract;

                           (iii)    No event has occurred or circumstance exists
that (with or without notice or lapse of time) may contravene, conflict with, or result in a violation or breach of, or give Seller or other Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Applicable Contract; and

                           (iv)     Seller has not given to or received from any
other Person, at any time since January, 1996, any notice or other communication (whether oral or written) regarding any actual, alleged, possible, or potential violation or breach of, or default under, any Contract.

                  F. There are no renegotiations of, attempts to renegotiate, or outstanding rights to renegotiate any material amounts paid or payable to Seller under current or completed Contracts with any Person and no such Person has made written demand for such renegotiation.

                  G. The Contracts relating to the sale, design, manufacture, or provision of products or services by the Company have been entered into in the Ordinary Course of Business and have been entered into without the commission of any act alone or in concert with any other Person, or any consideration having been paid or promised, that is or would be in violation of any Legal Requirement.

         3.15.    Insurance.
                  ---------

                  A.       Seller have delivered to Buyer:

                           (i)      True and  complete  copies of  all  policies
of insurance to which the Company or Seller is a party or under which the Company, or any director of the Company, is or has been covered at any time within the two (2) years preceding the date of this Agreement;

                           (ii)     True  and  complete  copies of  all  pending
applications for policies of insurance; and

                           (iii)    Any   statement   by   the   auditor  of the
Company's financial statements with regard to the adequacy of such entity's coverage or of the reserves for claims.

                  B.       Except  as  set  forth  on  Schedule  3.15(B)  of the
                                                       ----------------
Disclosure Schedule:


                           (i)      All policies to which Seller  is a  party or
 that provide coverage to Seller, the Company, or any director or officer of an the Company:

                                   (1)  Are valid, outstanding, and enforceable;

                                   (2)  Taken    together  in   the   reasonable
judgment of Seller, provide adequate insurance coverage for the assets and the operations of the Company for all risks to which the Company are normally exposed;

                                   (3)  Are  sufficient  for compliance with all
Legal Requirements and Contracts to which Seller is a party or by which it is bound;

                                   (4)  Will  continue  in full force and effect
following the  consummation  of the Contemplated Transactions; and

                                   (5)   Do not  provide  for  any retrospective
premium  adjustment  or other experienced-based liability on the part of Seller.

                           (ii)     Neither Seller nor the Company has  received
(1) any refusal of coverage or any notice that a defense will be afforded with reservation of rights or (2) any notice of cancellation or any other indication that any insurance policy is no longer in full force or effect or will not be renewed or that the issuer of any policy is not willing or able to perform its obligations thereunder.

                           (iii)    Seller has paid all premiums  due,  and have
otherwise performed all of their respective obligations, under each policy to which Seller is a party or that provides coverage to the Company or director thereof.

                           (iv)     Seller  has given  notice  to the insurer of
all  claims  that may be  insured
thereby.

         3.16.    Environmental  Matters.  Except as set forth in Schedule 3.16
                   ----------------------                          -------------
of the Disclosure Schedule, at all times since January, 1996, Seller has obtained and is in compliance with all permits, licenses and other authorizations required to do business by Environmental Requirements.

         3.17.    Employee Matters.
                  ----------------

         Except as set forth on Schedule 3.17, at all times since January, 1996, Seller has complied in all respects with all Legal Requirements relating to employment, equal employment opportunity, nondiscrimination, immigration, wages, hours, benefits, collective bargaining, the payment of social security and similar taxes, occupational safety and health and plant closing.

         Except as set forth on Schedule 3.17, Seller is not liable for the payment of any compensation, Damages, taxes, fines, penalties, or other amounts, however, designated, for failure to comply with any of the foregoing Legal Requirements.

         3.18.    Intellectual Property Rights of the Company.
                  -------------------------------------------

                  A.  Definitions.  As used in this  Agreement,  and in addition
                      -----------
to any other terms fined in this Agreement, the following terms shall have the following meanings.

                           (i) "Software" means any computer program,  operating
                                 --------
system, applications system, firmware or software of any nature, whether operational, under development or inactive, including all object code, source code, technical manuals, compilation procedures, execution procedures, flow charts, programmers notes, user manuals and other documentation thereof, whether in machine-readable form, programming language or any other language or symbols and whether stored, encoded, recorded or written on disk, tape, film, memory device, paper or other media of any nature.

                           (ii)     "Owned  Software"  means all Software  owned
                                       ---------------
by the Company, whether purchase from a third party, developed by or on behalf of the Company, currently under development or otherwise.

                           (iii)   "Customer Software" means all Software, other
                                      -----------------
than the Owned Software, that is, directly or through Distributors, either (x) offered or provided to customers of the Company or (y) used by the Company to provide information or services to customers of the Company for a fee.

                           (iv)     "Seller Software" means  the  Owned Software
                                       ---------------
and the Customer Software.


                           (v)      "Other Software" means all  Software,  other
                                     --------------
than the Company's Software, that is licensed by the Company from third parties or otherwise used by the Company for any purpose whatsoever.

                           (vi)     "Intangible" means:
                                     ----------

                                    (1)     Patents, patent applications, patent
disclosures, all re-issues, divisions, continuations, renewals, extensions and continuation-in-parts thereof and improvements thereto;

                                    (2)     Trademarks,   service  marks,  trade
dress,  logos,  trade   names,  and  corporate   names  and  registrations   and
applications for Registration thereof and all goodwill associated therewith;

                                    (3)     Copyrights,   Registrations  thereof
and  applications  for  Registration thereof;

                                    (4)     Maskworks, Registrations thereof and
 applications  for  Registration thereof;

                                    (5)     Trade   secrets   and   confidential
business  information   (including ideas,  formulas,  compositions,  inventions,
 whether patentable or unpatentable and whether or not reduced to practice, know-how, manufacturing and production processes and techniques, research and development information, drawings, flow charts, processes, ideas, specifications, designs, plans, proposals, technical data, copyrightable works, financial, marketing, and business data, pricing and cost information, business and marketing plans, and customer and supplier lists and information);

                                    (6)     Other proprietary rights;

                                    (7)     All income,  royalties,  Damages and
payments  due  at  Closing  or thereafter with  respect  to the  Owned Software,
Customer Software, Other Software, or other Intangibles and all other rights thereunder including, without limitation, Damages and payments for past, present or future infringements or misappropriations thereof, the right to sue and recover for past, present or future infringements or misappropriations thereof;

                                    (8)     All  rights  to   use  all  of   the
foregoing forever; and

                                    (9)     All other rights in, to,  and  under
the foregoing in all countries.

                  B.       Ownership and Right to License.
                           ------------------------------

                           (i)      Except  as set  forth  in  Schedule  3.18
                                                                --------------
of the Disclosure Schedule, to the Knowledge of the Seller, at all times since January, 1996, Seller has good and marketable title to the Owned Software and Intangibles attributable to the Owned Software, and have the full right to use all of the Customer Software and Other Software, and Intangibles attributable thereto, as used or required to operate Seller's businesses as currently conducted and as contemplated in the future in accordance with Seller's written business plans, free and clear of any liens, claims, charges or encumbrances which would affect the use of such Software in connection with the operation of Seller's business as currently conducted and as contemplated in the future in accordance with Seller's written business plans.

                           (ii)     To the  Knowledge  of  Seller,  no    rights
of any third party not previously obtained are necessary to market, license, sell, modify, update, and/or create derivative works for any Software as to which Seller take any such action in their respective businesses as currently conducted and as contemplated in the future in accordance with Seller's written business plans.

                           (iii)    To the  Knowledge  of  Seller,  none of  the
Software or Intangibles or their respective past or current uses by or through Seller have violated or infringed upon, or is violating or infringing upon, any Software, patent, copyright, trade secret or other Intangible of any Person. To the knowledge of Seller, Seller has adequately maintained all trade secrets and copyrights with respect to such Software.

         To the Knowledge of Seller, Seller has performed all obligations imposed upon them with regard to the Customer Software and Other Software which are required to be performed by them on or prior to the date hereof, and Seller nor, to the Knowledge of Seller, any other party, is in breach of or default thereunder in any respect, nor to the Seller's Knowledge is there any event which with notice or lapse of time or both would constitute a default thereunder.

         3.19.    Certain  Payments.  Since January,  1996,  neither  Seller nor
                   -----------------

any  director,   officer,  agent,  or employee  of the Company,  nor to Seller's
Knowledge any other Person associated with or acting for or on behalf of Seller, has directly or indirectly:

                  A. Made any contribution, gift, bribe, rebate, payoff, influence payment, kickback, or other payment to any Person, private or public, regardless of form, whether in money, property, or services (i) to obtain favorable treatment in securing business; (ii) to pay for favorable treatment for business secured; (iii) to obtain special concessions or for special concessions already obtained, for or in respect of the Copmany or any affiliate of the Company or (iv) in violation of any Legal Requirement.

                  B. Established or maintained any fund or asset that has not been recorded in the books and records of the Company.

         3.20.    Disclosure.
                  ----------

                  A. No representation or warranty of Seller in this Agreement and no statement in the Disclosure Schedule omits to state a material fact necessary to make the statements herein or therein, in light of the circumstances in which they were made, not misleading.

                  B. No notice given pursuant to Section 5.5. will contain any untrue statement or omit to state a material fact necessary to make the statements therein or in this Agreement, in light of the circumstances in which they were made, not misleading.

                  C. There is no fact known to Seller that has specific application to Seller or the Company (other than general economic or industry conditions) and that materially adversely affects or, as far as Seller can reasonably foresee, materially threatens, the assets, business, prospects, financial condition, or results of operations of the Company (on a consolidated basis) that has not been set forth in this Agreement or the Disclosure Schedule.

         3.21.    Brokers or Finders.  Seller and its agents have incurred no
                  ------------------
obligation  or liability,  contingent   or otherwise,  for brokerage or finders'
fees or agents' commissions or other imilar payment in connection with this Agreement.
4.       REPRESENTATIONS AND WARRANTIES OF BUYER.

         Buyer represents and warrants to Seller as follows:

         4.1.     Organization and Good Standing.  Buyer is a Texas corporation.
                  ------------------------------

         4.2. Authority. This Agreement constitutes the legal, valid, and binding obligation of Buyer, enforceable against Buyer in accordance with its terms. Upon the execution and delivery by Buyer of the closing documents set forth in Section 2.5.B (collectively, the "Buyer's Closing Documents"), the Buyer's Closing Documents will constitute the legal, valid, and binding obligations of Buyer, enforceable against Buyer in accordance with their respective terms. Buyer has the absolute and unrestricted right, power, and authority to execute and deliver this Agreement and the Buyer's Closing Documents and to perform its obligations under this Agreement and the Buyer's Closing Documents.

         4.3.     Investment  Intent.  Buyer is  acquiring  the  Shares  for its
                   ------------------
own  account  and not with  a view to  their distribution within  the meaning of
Section 2(11) of the Securities Act.

         4.4.     Certain  Proceedings.  There is  no  pending  Proceeding  that
                   --------------------
has been commenced against Buyer and that challenges, or may have the effect of preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions. To Buyer's Knowledge, no such Proceeding has been Threatened.

         4.5. Brokers or Finders. Buyer and its agents have incurred no obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement and will indemnify and hold Seller harmless from any such payment alleged to be due by or through Buyer as a result of the action of Buyer or its officers or agents.

         4.6. Full Disclosure. To the best knowledge of Buyer, it's officers, directors or agents, no representation, warranty or covenant of Buyer contained in this Agreement or in any other written statement or certificate delivered by Buyer pursuant to this Agreement or in connection with the transactions contemplated herein or in any SEC filing contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact necessary to make the statements contained herein or therein not misleading. To the best knowledge of Buyer, it's officers, directors or agents, there is no fact which adversely affects, or in the future may adversely affect, the business, operations, cash flows, affairs, prospects, properties or assets or the condition, financial or otherwise of the Buyer which has not been disclosed in this Agreement, or in the documents, certificates and written statements furnished to Seller for use in connection with the transactions contemplated hereby or in any SEC filing.

5.       COVENANTS OF SELLER PRIOR TO CLOSING DATE.

         5.1.     Access and  Investigation.  Between the date of this Agreement
                    -------------------------
and the Closing Date, Seller will, and will cause the Company and its Representatives to:

                  A. Afford Buyer and its Representatives and prospective lenders and their Representatives (collectively, "Buyer's Advisors") full and free access to the Company's personnel, properties (including subsurface testing), contracts, books and records, and other documents and data;

                  B. Furnish Buyer and Buyer's Advisors with copies of all such contracts, book s and records, and other existing documents and data as Buyer may reasonably request; and

                  C.       Furnish  Buyer  and  Buyer's   Advisors   with   such
additional financial,  operating,  and other   data and information as Buyer may
reasonably request.

         5.2.     Operation  of the  Business of the  Company.  Between the date
                  -------------------------------------------
of this  Agreement  and the Closing Date, Seller will:

                  A. Conduct the business of the Company only in the Ordinary Course of Business;

                  B. Use its commercially reasonable efforts to preserve intact the current business organization of the Company, keep available the services of the current officers, employees, and agents of the Company, and maintain the relations and good will with suppliers, customers, landlords, creditors, employees, agents, and others having business relationships with the Company or Seller;

                  C. Confer with Buyer concerning operational matters of a material nature; and

                  D.       Otherwise   report  periodically  to Buyer concerning
 the  status  of  the  business, operations, and finances of the Company.

         5.3.     Negative Covenant.  Except as  otherwise  expressly  permitted
                    -----------------
by this Agreement, between the date of this Agreement and the Closing Date, Seller will not without the prior consent of Buyer, take any affirmative action, or fail to take any reasonable action within their or its control, as a result of which any of the changes or events listed in Section 3.13. is likely to occur.

         5.4. Required Approvals. As promptly as practicable after the date of this Agreement, Seller will, and will cause the Company to, make all filings required by Legal Requirements to be made by them in order to consummate the Contemplated Transactions. Between the date of this Agreement and the Closing Date, Seller will, and will cause the Company to:

                  A. Cooperate with Buyer with respect to all filings that Buyer reasonably elects to make or is required by Legal Requirements to make in connection with the Contemplated Transactions; and

                  B.       Cooperate  with  Buyer  in  obtaining  all   required
Consents.

         5.5. Notification. Between the date of this Agreement and the Closing Date, Seller will promptly notify Buyer in writing if Seller becomes aware of any fact or condition that causes or constitutes a Breach of any of Seller's representations and warranties as of the date of this Agreement, or if Seller becomes aware of the occurrence after the date of this Agreement of any fact or condition that would (except as expressly contemplated by this Agreement) cause or constitute a Breach of any such representation or warranty had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition.

         Should any such fact or condition  require any change in the Disclosure
Schedule if the Disclosure Schedule were dated the date of the occurrence or discovery of any such fact or condition, Seller will promptly deliver to Buyer a supplement to the Disclosure Schedule specifying such change. During the same period, each Seller will promptly notify Buyer of the occurrence of any Breach of any covenant of Seller in this Section 5. or of the occurrence of any event that may make the satisfaction of the conditions in Section 7. impossible or unlikely.

         5.6. No Negotiation. Until such time, if any, as this Agreement is terminated pursuant to Section 9., Seller will not, and will cause its Representatives not to, directly or indirectly solicit, initiate, or encourage any inquiries or proposals from, discuss or negotiate with, provide any non-public information to, or consider the merits of any unsolicited inquiries or proposals from, any Person (other than Buyer) relating to any transaction involving the sale of the business or assets (other than in the Ordinary Course of Business) of the Company, or any of the capital stock of the Company, or any merger, consolidation, business combination, or similar transaction involving Seller.

         5.7.     Closing of Bank  Accounts.  Seller shall cause the closing of
                   -------------------------
all Company bank accounts for which Seller, or its officers and directors, have ole signature authority.

6.       COVENANTS OF BUYER PRIOR TO CLOSING DATE.

         6.1. Approvals of Governmental Bodies/Third Party Consents. As promptly as practicable after the date of this Agreement, Buyer will, and will cause each of its Related Persons to, make all filings required by Legal Requirements to be made by them to consummate the Contemplated Transactions.

         Between the date of this Agreement and the Closing Date, Buyer will, and will cause each Related Person to:

                  A. Cooperate with Seller with respect to all filings that Seller is required by Legal Requirements to make in connection with the Contemplated Transactions; and

                  B. Cooperate with Seller in obtaining all consents identified in Schedule 3.2 of the Disclosure Schedule; provided that this Agreement will not require Buyer to dispose of or make any change in any portion of its business or to incur any other burden to obtain a Governmental Authorization.

         6.2.     Access and  Investigation.  Between the date of this Agreement
                   -------------------------
and the Closing Date,  Buyer will, and will cause its Representatives to:

                  A. Afford Seller and its Representatives and prospective lenders and their Representatives (collectively, "Seller's Advisors") full and free access to Buyer's personnel, properties (including subsurface
testing),  contracts,  books  and  records,   and  other  documents  and   data;

                  B. Furnish Seller and Seller's Advisors with copies of all such contracts, books and records, and other existing documents and data as Seller may reasonably request; and

                  C.       Furnish   Seller  and  Seller's   Advisors  with such
additional financial, operating, and other data and information as Seller may reasonably request.

         6.3.     Operation  of the  Business of the  Company.  Between the date
                  -------------------------------------------
of this  Agreement  and the Closing Date, Buyer will:

                  A. Conduct the business of Buyer only in the Ordinary Course of Business;

                  B. Use commercially reasonable efforts to preserve intact the current business organization of Buyer; and
A.       Confer with Seller concerning operational matters of a material nature.

         6.4.     Notification.  Between  the date of  this  Agreement  and  the
                  ------------
Closing Date, Buyer will promptly notify Seller in writing if Buyer becomes aware of any fact or condition that causes or constitutes a Breach of any of Buyer's representations and warranties as of the date of this Agreement, or if Buyer becomes aware of theoccurrence after the date of this Agreement of any fact or condition that would (except as expressly contemplated by this Agreement) cause or constitute a Breach of any such representation or warranty had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition.

7.       CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE.

         Buyer's obligation to purchase the Shares and to take the other actions required to be taken by Buyer at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Buyer, in whole or in part):

         7.1.     Accuracy of Representations.
                  ---------------------------

                  A. All of Seller's representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all material respects as of the date of this Agreement, and must be accurate in all material respects as of the Closing Date as if made on the Closing Date, without giving effect to any supplement to the Disclosure Schedule.

                  B. Each of Seller's  representations and warranties in Article
3. must have been accurate in all respects as of the date of this Agreement, and must be accurate in all respects as of the Closing Date as if made on the Closing Date, without giving effect to any supplement to the Disclosure Schedule.

         7.2.     Seller's Performance.
                  --------------------

                  A. All of the covenants and obligations that Seller is required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations (considered individually), must have been duly performed and complied with in all material respects.

                  B. Each document required to be delivered  pursuant to Section
2.4. must have been delivered by closing, and each of the other covenants and obligations in Section 5. must have been performed and complied with in all respects.

                  C. The results of  any  investigation  performed  by  Buyer in
connection   with  Section  5.1. shall  be  satisfactory to  Buyer  in  its sole discretion.

         7.3.     Consents.  Each of the Consents  identified in Schedule 3.2 of
                 --------                                       ------------
the Disclosure Schedule must have been obtained and must be in full force and effect.

         7.4.     Additional  Documents.  Seller shall deliver such other
                  ---------------------
documents as Buyer may reasonably request for the purpose of (i) evidencing the accuracy of any of Seller's representations and warranties; (ii) evidencing the performance by Seller of, or the compliance by Seller with, any covenant or obligation required to be performed or complied with by such Seller; (iii) evidencing the satisfaction of any condition referred to in this Section 7. or
(iv) otherwise facilitating the consummation or performance of any of the Contemplated Transactions.

         7.5. No Proceedings. Since the date of this Agreement, there must not have been commenced or Threatened against Buyer, or against any Person affiliated with Buyer, any Proceeding (i) involving any challenge to, or seeking Damages or other relief in connection with, any of the Contemplated Transactions or (ii) that may have the effect of preventing, delaying, making illegal, or otherwise interfering with any of the Contemplated Transactions.

         7.6. No Claim Regarding Stock Ownership or Sale Proceeds. There must not have been made or Threatened by any Person any claim asserting that such Person (i) is the holder or the beneficial owner of, or has the right to acquire or to obtain beneficial ownership of, any stock of, or any other voting, equity, or ownership interest in, any of Seller or (ii) is entitled to all or any portion of the Purchase Price payable for the Shares, except as has been orally disclosed to Buyer.

         7.7. No Prohibition. Neither the consummation nor the performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time), materially contravene, or conflict with, or result in a material violation of, or cause Buyer or any Person affiliated with Buyer to suffer any material adverse consequence under, (i) any applicable Legal Requirement or Order or (ii) any Legal Requirement or Order that has been published, introduced, or otherwise proposed by or before any Governmental Body.

         7.8.     Employment  Agreement.On or before the Closing Date, Seller(s)
                   ---------------------
shall have  entered  into an employment agreement with Buyer.

8.       CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE.

         Seller's obligation to sell the Shares and to take the other actions required to be taken by Seller at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Seller, in whole or in part):

         8.1. Accuracy of  Representations.  All of Buyer's  representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all material respects as of the date of this Agreement and must be accurate in all material respects as of the Closing Date as if made on the Closing Date.

         8.2.     Buyer's Performance.
                  -------------------

                  A. All of the covenants and obligations that Buyer is required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations (considered individually), must have been performed and complied with in all material respects.

                  B. Buyer must have delivered each of the documents required to be delivered by Buyer pursuant to Section 2.5.

         8.3.     Consents.  Each of the Consents  identified in Schedule 3.2 of
                  --------                                       ------------
the Disclosure Schedule must have been obtained and must be in full force and effect.

         8.4.     Additional  Documents.  Buyer must have  caused the  following
                   ---------------------

ocuments to be delivered to Seller such other documents as Seller may reasonably request for the purpose of (i) evidencing the accuracy of any representation or warranty of Buyer; (ii) evidencing the performance by Buyer of, or the compliance by Buyer with, any covenant or obligation required to be performed or complied with by Buyer; (iii) evidencing the satisfaction of any condition referred to in this Section 8. or (iv) otherwise facilitating the consummation of any of the Contemplated Transactions.

         8.5.     No  Injunction.  There  must not be in effect any Legal
                   --------------
Requirement  or any  injunction  or other Order  that (i)  prohibits the sale of
the Shares by Seller to Buyer and  (ii) has  been   adopted  or  issued,  or has
otherwise become effective, since the date of this Agreement. 8.6.

         8.6      Employment  Agreements.   Buyer  and
                  -----------------------
Asif Balagamwala shall enter into an Employment Agreement, in a form to be mutually agreed by the parties.

9.       TERMINATION.

         9.1.     Termination Events.
                  ------------------

         This Agreement may, by notice given prior to or at the Closing, be terminated:

                  A. By either Buyer or Seller if a material Breach of any provision of this Agreement has been committed by the other party and such Breach has not been waived;

                  B.       (i)      By  Buyer if  any  of  the   conditions   in
Section 7. have not been satisfied as of the Closing Date or if satisfaction of such a condition is or becomes impossible (other than through the failure of Buyer to comply with its obligations under this Agreement) and Buyer has not waived such condition on or before the Closing Date;

                           (ii)     By  Seller,  if  any of  the  conditions  in
Section 7. have not been satisfied of the Closing Date or if satisfaction of such a condition is or becomes impossible (other than through the failure of Seller to comply with their obligations under this Agreement) and Seller has not waived such condition on or before the Closing Date; or

                  C.       By mutual consent of Buyer and Seller; or

                  D. By either Buyer or Seller if the Closing has not occurred (other than through the failure of any party seeking to terminate this Agreement to comply fully with its obligations under this Agreement) on or before March 31, 2000, or such later date as the parties may agree upon.

         9.2.     Effect of  Termination.  Each party's  right of  termination
                   ----------------------
under Section 9.1. is in addition to any other rights it may have under this Agreement or otherwise, and the exercise of a right of termination will not be an election of remedies. If this Agreement is terminated pursuant to Section 9.1., all further obligations of the parties under this Agreement will terminate, except that the obligations in Sections 12.1. and 12.3. will survive; provided, however, that if this Agreement is terminated by a party because of the Breach of the Agreement by the other party or because one (1) or more of the conditions to the terminating party's obligations under this Agreement is not satisfied as a result of the other party's failure to comply with its obligations under this Agreement, the terminating party's right to pursue all legal remedies will survive such termination unimpaired. 10. INDEMNIFICATION; REMEDIES.

         10.1.    Agreement by Seller to  Indemnify.  Seller (the  "Seller
                   ---------------------------------
Indemnifying Party"), agrees that they will indemnify and hold Buyer harmless in respect of the aggregate of all indemnifiable Damages of Buyer.

         For this purpose, "indemnifiable Damages" of Buyer means the aggregate of all Damages incurred or suffered by Buyer resulting from:

                  A.       Any  inaccurate  representation  or  warranty    made
 by  Seller  in or  pursuant  to this Agreement;

                  B.       Any  default  in  the   performance   of  any  of the
covenants or agreements  made by Seller in this Agreement; or

                  C.       The  failure  of any  Seller  to pay,   discharge  or
perform any liability or obligation of Seller or of Seller resulting from the operation of Seller's business prior to the Closing Date.

         With respect to the measurement of "Indemnifiable Damages", Buyer shall have the right to be put in the same financial position as it would have been had each of the representations and warranties of Seller been true and correct and had each of the covenants of Seller been performed in full.

         The amount of any indemnifiable Damages otherwise payable to Buyer hereunder shall be reduced if the indemnifiable Damages incurred by Buyer will provide Buyer with income tax deductions or credits. The amount of the reduction shall be the amount of the actual cash tax savings realized by Buyer as a result of such deductions or credits, discounted to its present value as of the date of the payment of the indemnifiable Damages from the date such indemnifiable Damages were incurred by Buyer at the rate of interest charged on such date by the Internal Revenue Service on underpayment of taxes.

         The foregoing obligation of Seller Indemnifying Party to indemnify Buyer shall be subject to each of the following principles or qualifications:

                  1. Each of the representations and warranties made by Seller in this Agreement or pursuant hereto, shall survive for a period of one (1) year after the Closing; provided, however, that the representations and warranties made by Seller to the extent they relate to Seller's title to the Shares shall survive forever and that the representations and warranties made by Seller and Shareholder in Section 3.8. hereof ("Taxes") shall in each case survive until the first (1st) anniversary of the later of:

                           A.       The  date  on  which  applicable   period of
limitation  on assessment or refund of tax has expired; or

                           B.       The date  on which  the  applicable  taxable
year (or portion  thereof)  has been closed.

         No claim for the recovery of indemnifiable Damages may be asserted by Buyer against Seller Indemnifying Party or their successors in interest after such representations and warranties shall be thus extinguished; provided, however, that claims first asserted in writing within the applicable period shall not thereafter be barred.

         10.2. Agreements by Buyer to Indemnify. Buyer (the "Buyer Indemnifying Party"), agrees to indemnify and hold Seller (the "Seller Indemnified Party") harmless in respect of the aggregate of all indemnifiable Damages of any of Seller Indemnified Parties.

         For this purpose, "indemnifiable Damages" of the of Seller Indemnified Party means the aggregate of all Damages incurred or suffered by the Seller Indemnified Party resulting from:

                  A. Any inaccurate representation or warranty made by Buyer or pursuant to this Agreement; or

                  B.       Any default  in  the  performance  of  any   of   the
covenants or  agreements  made by Buyer in this Agreement.

         With respect to the measurement of "Indemnifiable Damages", the Seller Indemnified Party shall have the right to be put in the same financial position as they would have been had each of the representations and warranties of Buyer Indemnifying Party been true and correct and had each of the covenants of Buyer Indemnifying Party been performed in full.

         The amount of any indemnifiable Damages otherwise payable to any Seller Indemnified Party hereunder shall be reduced if the indemnifiable Damages incurred by Seller Indemnified Party will provide such Party with income tax deductions or credits. The amount of the reduction shall be the amount of the actual cash tax savings realized by Seller Indemnified Party as a result of such deductions or credits discounted to its present value as of the date of the payment of the indemnifiable Damages from the date such indemnifiable Damages were incurred by Seller Indemnified Party at the rate of interest charged on such date by the Internal Revenue Service on underpayment of taxes.

         The foregoing obligation of Buyer Indemnifying Party to indemnify Seller Indemnified Party shall be subject to each of the following principles or qualifications:

                  10.2.1 Each of the representations and warranties made by Buyer in Article 4 of this Agreement shall survive for a period of one (1) year after the Closing Date, and thereafter all such representations and warranties shall be extinguished.

         No claim for the recovery of  indemnifiable  Damages pursuant to clause
(i) of Section 10.2. may be asserted by Seller Indemnified Party against Buyer Indemnifying Party or its successors in interest after such representations and warranties shall be thus extinguished; provided, however, that claims first asserted in writing within the applicable period shall not thereafter be barred.

         10.3. Matters Involving Third Parties. If any third party shall notify Buyer or Seller (the "Indemnified Party") with respect to any matter which may give rise to a claim for indemnification against any other Party (the "Indemnifying Party") under this Section 10., then the Indemnified Party shall notify each Indemnifying Party thereof promptly; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any liability or obligation hereunder unless (and then solely to the extent that) the Indemnifying Party thereby is Damaged.

         If any Indemnifying Party notifies the Indemnified Party within fifteen
(15) days after the Indemnified Party has given notice of the matter that the Indemnifying Party is assuming the defense thereof, then:

                  A. The Indemnifying Party will defend the Indemnified Party against the matter with counsel of its choice satisfactory to the Indemnified Party;

                  B. The Indemnified Party may retain separate co-counsel at its sole cost and expense (except that the Indemnifying Party will be responsible for the fees and expenses of the separate co-counsel to the extent the Indemnified Party concludes that the counsel the Indemnifying Party has selected has a conflict of interest);

                  C. The Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the matter without the written consent of the Indemnifying Party (not to be withheld or delayed unreasonably); and

                  D. The Indemnifying Party will not consent to the entry of any judgment with respect to the matter, or enter into any settlement which does not include a provision whereby the plaintiff or claimant in the matter releases the Indemnified Party from all liability with respect thereto, without the written consent of the Indemnified Party (not to be withheld or delayed unreasonably).

         If no Indemnifying  Party notifies the Indemnified Party within fifteen
(15) days after the Indemnified Party has given notice of the matter that the Indemnifying Party is assuming the defense thereof, then the Indemnified Party may defend against, or enter into any settlement with respect to, the matter in any manner it may deem appropriate.

         10.4. Limitations on Indemnification. Notwithstanding the provisions of Sections 10.1 or 10.2 hereof, neither party shall have any liability to indemnify the other until and to the extent that the aggregate amount of indemnifiable claims hereunder equals or exceeds $5,000, and the cap on any indemnification claims hereunder shall in no event exceed an amount equal to one half of the value of Buyer's Stock transferred hereunder valued as of the Closing Date.
11.      POST-CLOSING AGREEMENTS.

         11.1.    Consistency  in  Reporting.  Each party hereto  agrees that:
                     --------------------------
(i) the transaction is intended to qualify as a tax-free transaction under the I.R.C.; (ii) the transaction shall be reported for Federal income tax purposes as a tax-free transaction; (iii) for purposes of all financial statements, tax returns and reports, and communications with third parties, the transactions contemplated in this agreement and ancillary or collateral transactions will be treated as a tax-free transaction; and (iv) if the characterization of any transaction contemplated in this agreement or any ancillary or collateral transaction is challenged, each party hereto will testify, affirm and ratify that the characterization contemplated in such agreement was with the characterization intended by the party; provided, however, that nothing herein shall be construed as giving rise to any obligation if the reporting position is determined to be incorrect by final decision of a court of competent jurisdiction. 12. GENERAL PROVISIONS.

         12.1. Expenses. Except as otherwise expressly provided in this Agreement, each party to this Agreement will bear its respective expenses incurred in connection with the preparation, execution, and performance of this Agreement and the Contemplated Transactions, including all fees and expenses of agents, representatives, counsel, and accountants.

         Seller will cause the Company not to incur any out-of-pocket expenses in connection with the Contemplated Transactions. In the event of termination of this Agreement, the obligation of each party to pay its own expenses will be subject to any rights of such party arising from a breach of this Agreement by another party.

         12.2. Public Announcements. Any public announcement or similar publicity with respect to this Agreement or the Contemplated Transactions will be issued, if at all, at such time and in such manner as Buyer determines. Unless consented to by Buyer in advance or required by Legal Requirements, prior to the Closing, Seller shall, and shall cause the Company to, keep this Agreement strictly confidential and may not make any disclosure of this Agreement to any Person.

         Seller and Buyer will consult with each other concerning the means by which the Company's employees, customers, and suppliers and others having dealings with Seller will be informed of the Contemplated Transactions, and Buyer will have the right to be present for any such communication.

         12.3. Confidentiality. Between the date of this Agreement and the Closing Date, Buyer and Seller will maintain in confidence, and will cause the directors, officers, employees, agents, and advisors of Buyer and the Company to maintain in confidence, and not use to the detriment of another party or the Company any written, oral, or other information obtained in confidence from another party or an Seller in connection with this Agreement or the Contemplated Transactions, unless:

                  A. Such information is already known to such party or to others not bound by a duty of confidentiality or such information becomes publicly available through no fault of such party;

                  B.       The  use  of  such  information   is   necessary   or
appropriate  in  making   any  filing  or obtaining  any  consent  or   approval
required for the consummation of the Contemplated Transactions; or

                  C.       The   furnishing  or  use  of  such   information  is
equired by or necessary or appropriate in connection with legal proceedings.

         If the Contemplated Transactions are not consummated, each party will return or destroy as much of such written information as the other party may reasonably request. Whether or not the Closing takes place, Seller waives, and will upon Buyer's request cause Seller to waive, any cause of action, right, or claim arising out of the access of Buyer or its representatives to any trade secrets or other confidential information of the Company.

         12.4. Notices. All notices, consents, waivers, and other communications under this Agreement must be in writing and will be deemed to have been duly given when (i) delivered by hand (with written confirmation of receipt); (ii) sent by telecopier (with written confirmation of receipt), provided that a copy is mailed by registered mail, return receipt requested or (iii) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):

                  Seller:
                                        AC Travel, Inc.
                                        822 Concord Road, Suite 110
                                        Smyrna, GA 30080
                                        Attn:        Asif Balagamwala

                  With a copy to:
                                        Michael Smith, Esq.


                  Buyer:                Elite Technologies, Inc.
                                        3700 Crestwood Parkway
                                        Suite 1000
                                        Duluth, GA  30096

                  With a copy to:       Morris, Manning & Martin, L.L.P.
                                        1600 Atlanta Financial Center
                                        3343 Peachtree Road, N.E.
                                        Atlanta, Georgia 30326-1044
                                        Attention:   Bryan G. Harrison, Esq.
                                        Telecopy No.:  (404) 365-9532

         12.5. Jurisdiction; Service of Process. Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement may be brought against any of the parties in the courts of the State of Georgia, County of Gwinnett, or, if it has or can acquire jurisdiction, in the United States District Court for the Northern District of Georgia, and each of the parties consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on any party anywhere in the world.

         12.6. Further Assurances. The parties agree (i) to furnish upon request to each other such further information; (ii) to execute and deliver to each other such other documents and (iii) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement and the documents referred to in this Agreement.

         12.7. Waiver. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power, or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege.

         To the maximum extent permitted by applicable law:

                  A. No claim or right arising out of this Agreement or the documents referred to in this Agreement can be discharged by one (1) party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party;

                  B. No waiver that may be given by a party will be applicable except in the specific instance for which it is given; and

                  C. No notice to or demand on one (1) party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

         12.8. Entire Agreement and Modification. This Agreement supersedes all prior agreements between the parties with respect to its subject matter (including the Letter of Intent between Buyer and Seller) and constitutes (along with the documents referred to in this Agreement) a complete and exclusive statement of the terms of the agreement between the parties with respect to its subject matter. This Agreement may not be amended except by a written agreement executed by the party to be charged with the amendment.

         12.9.    Disclosure Schedule.
                  -------------------

                  A. The disclosures in the Disclosure Schedule, and those in any Supplement thereto, must relate only to the representations and warranties in the Section of the Agreement to which they expressly relate and not to any other representation or warranty in this Agreement.

                  B. In the event of any inconsistency between the statements in the body of this Agreement and those in the Disclosure Schedule (other than an exception expressly set forth as such in the Disclosure Schedule with respect to a specifically identified representation or warranty), the statements in the body of this Agreement will control.

         12.10. Assignments, Successors and No Third-Party Rights. Neither party may assign any of its rights under this Agreement without the prior consent of the other parties, which will not be unreasonably withheld, except that Buyer may assign any of its rights under this Agreement to any Subsidiary of Buyer. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties.

         Nothing expressed or referred to in this Agreement will be construed to give any Person other than the parties to this Agreement any legal or equitable right, remedy, or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement and their successors and assigns.

         12.11. Severability. If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement will remain in full force and effect. Any provision of this Agreement held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

         12.12. Section Headings; Construction. The headings of Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Agreement. All words used in this Agreement will be construed to be of such gender or number as the circumstances require. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

         12.13.   Time of  Essence.  With  regard to all dates and time  periods
                  ----------------
set forth or  referred  to in this Agreement, time is of the essence.

         12.14.   Governing  Law.  This  Agreement  will begoverned  by the laws
                   --------------
of the State of  Georgia  without regard to conflicts of laws principles.

         12.15.   Counterparts.  This Agreement may be executed in  one or  more
                   ------------
counterparts, each of which will be deemed to be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement.

                            stock purchase agreement

                                   made as of

                                 June 27, 2000,

                                     Between

                            Elite technologies, inc.,
                                     buyer,

                                       and

              International electronic technology of georgia , Inc.
                             d/b/a iet startek, inc.
                           Frank Noori, Individually,
                                    seller(S)

                                      -iii-
                                table of contents

                                                                            Page


1.       DEFINITIONS.                                                         1


         1.1.                                              "APPLICABLE CONTRACT"
         1
         1.2.                                                           "BREACH"
         1
         1.3.                                                            "BUYER"
         1
         1.4.                                                    "BUYER'S STOCK"
         1
         1.5.                                                          "CLOSING"
         1
         1.6.                                                     "CLOSING DATE"
         1
         1.8.                                                          "CONSENT"
         1
         1.9.                                        "CONTEMPLATED TRANSACTIONS"
         2
         1.10.                                                        "CONTRACT"
         2
         1.11.                                                         "DAMAGES"
         2
         1.12.                                             "DISCLOSURE SCHEDULE"
         2
         1.13.                                                     "ENCUMBRANCE"
         2
         1.14.                                      "ENVIRONMENTAL REQUIREMENTS"
         2
         1.15.                                                           "ERISA"
         2
         1.16.                                                      "FACILITIES"
         2
         1.17.                                                            "GAAP"
         3
         1.18.                                      "GOVERNMENTAL AUTHORIZATION"
         3
         1.19.                                               "GOVERNMENTAL BODY"
         3
         1.20.                                                             "IRC"
         3
         1.21.                                                             "IRS"
         3
         1.22.                                                       "KNOWLEDGE"
         3
         1.23.                                               "LEGAL REQUIREMENT"
         3
         1.24.                                                "OPERATING INCOME"
         3
         1.25.                                                           "ORDER"
         4
         1.26.                                     "ORDINARY COURSE OF BUSINESS"
         4
         1.27.                                        "ORGANIZATIONAL DOCUMENTS"
         4
         1.28.                                                          "PERSON"
         4
         1.29.                                                            "PLAN"
         4
         1.30.                                                      "PROCEEDING"
         4
         1.31.                                                  "RELATED PERSON"
         5
         1.32.                                                  "REPRESENTATIVE"
         5
         1.33.                                                  "SECURITIES ACT"
         5
         1.34.                                                          "SELLER"
         5
         1.35.                                                          "SHARES"
         6
         1.36.                                                      "SUBSIDIARY"
         6
         1.37.                                                      "TAX RETURN"
         6
         1.38.                                                      "THREATENED"
         6


2.       TRANSFER OF SHARES; REIMBURSEMENT AMOUNT; CLOSING.                   6
--------------------------------------------------------------------------------


         2.1.                                                            SHARES.
         ----                                                             ------
         6
         2.2.                                                     BUYER'S STOCK.
         ----                                                      -------------
         6
         2.3.                                                           CLOSING.
         ----                                                            -------
         6
         2.4.                                               CLOSING OBLIGATIONS.
         ----                                                -------------------
         6


3.       REPRESENTATIONS AND WARRANTIES OF SELLER.                            7


         3.1.                                    ORGANIZATION AND GOOD STANDING.
         ----                                     ------------------------------
         7
         3.2.                                            AUTHORITY; NO CONFLICT.
         ----                                             ----------------------
         8
         3.3.                                                    CAPITALIZATION.
         ----                                                     --------------
         9
         3.4.                                              FINANCIAL STATEMENTS.
         ----                                               --------------------
         9
         3.5.                                                 BOOKS AND RECORDS.
         ----                                                  -----------------
         10
         3.6.                                 TITLE TO PROPERTIES; ENCUMBRANCES.
         ----                                  ---------------------------------
         10
         3.7.                                        NO UNDISCLOSED LIABILITIES.
         ----                                         --------------------------
         11
         3.8.                                                             TAXES.
         ----                                                              -----
         11
         3.9.                                        NO MATERIAL ADVERSE CHANGE.
         ----                                         --------------------------
         11
         3.10.                                        EMPLOYEE BENEFITS MATTERS.
         -----                                         -------------------------
         11
         3.11.  COMPLIANCE WITH LEGAL REQUIREMENTS; GOVERNMENTAL AUTHORIZATIONS.
         -----   ---------------------------------------------------------------
         12
         3.12.                                        LEGAL PROCEEDINGS; ORDERS.
         -----                                         -------------------------
         13
         3.13.                            ABSENCE OF CERTAIN CHANGES AND EVENTS.
         -----                             -------------------------------------
         15
         3.14.                                           CONTRACTS; NO DEFAULTS.
         -----                                            ----------------------
         15
         3.15.                                                        INSURANCE.
         -----                                                         ---------
         17
         3.16.                                            ENVIRONMENTAL MATTERS.
         -----                                             ---------------------
         18
         3.17.                                                 EMPLOYEE MATTERS.
         -----                                                   ---------------
         18
         3.18.                      INTELLECTUAL PROPERTY RIGHTS OF THE COMPANY.
         -----                       -------------------------------------------
         18
         3.19.                                                 CERTAIN PAYMENTS.
         -----                                                  ----------------
         20
         3.20.                                                       DISCLOSURE.
         -----                                                        ----------
         20
         3.21.                                               BROKERS OR FINDERS.
         -----                                                ------------------
         21


4.       REPRESENTATIONS AND WARRANTIES OF BUYER.                            21


         4.1.                                    ORGANIZATION AND GOOD STANDING.
         ----                                     ------------------------------
         21
         4.2.                                                         AUTHORITY.
         ----                                                           --------
         21
         4.3.                                                 INVESTMENT INTENT.
         ----                                                  -----------------
         21
         4.4.                                               CERTAIN PROCEEDINGS.
         ----                                               -------------------
         21
         4.5.                                                BROKERS OR FINDERS.
         ----                                                 ------------------
         21


5.       COVENANTS OF SELLER PRIOR TO CLOSING DATE.                          22
--------------------------------------------------------------------------------


         5.1.                                          ACCESS AND INVESTIGATION.
         ----                                           ------------------------
         22
         5.2.                          OPERATION OF THE BUSINESS OF THE COMPANY.
         ----                           ----------------------------------------
         22
         5.3.                                                 NEGATIVE COVENANT.
         ----                                                  -----------------
         22
         5.4.                                                REQUIRED APPROVALS.
         ----                                                 ------------------
         22
         5.5.                                                      NOTIFICATION.
         ----                                                       ------------
         23
         5.6.                                                    NO NEGOTIATION.
         ----                                                     --------------
         23
         5.7.                                          CLOSING OF BANK ACCOUNTS.
         ----                                           -----------------------
         23


6.       COVENANTS OF BUYER PRIOR TO CLOSING DATE.                           23
--------------------------------------------------------------------------------


         6.1.             APPROVALS OF GOVERNMENTAL BODIES/THIRD PARTY CONSENTS.
         ----              -----------------------------------------------------
         23
         6.2.                                          ACCESS AND INVESTIGATION.
         ----                                           ------------------------
         24
         6.3.                          OPERATION OF THE BUSINESS OF THE COMPANY.
         ----                           ---------------------------------------
         24
         6.4.                                                      NOTIFICATION.
         ----                                                       ------------
         24


7.       CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE.                24
--------------------------------------------------------------------------------


         7.1.                                       ACCURACY OF REPRESENTATIONS.
         ----                                        ---------------------------
         24
         7.2.                                              SELLER'S PERFORMANCE.
         ----                                               --------------------
         25
         7.3.                                                          CONSENTS.
         ----                                                           --------
         25
         7.4.                                              ADDITIONAL DOCUMENTS.
         ----                                               --------------------
         25
         7.5.                                                    NO PROCEEDINGS.
         ----                                                     --------------
         25
         7.6.               NO CLAIM REGARDING STOCK OWNERSHIP OR SALE PROCEEDS.
         ----                ---------------------------------------------------
         25
         7.7.                                                    NO PROHIBITION.
         ----                                                     --------------
         25
         7.8.                                              EMPLOYMENT AGREEMENT.
         ----                                               --------------------
         26
         7.9.                                 REGISTRATION OF SHARES FOR SELLER.
         ----                                  ---------------------------------
         26


8.       CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE.               26
--------------------------------------------------------------------------------


         8.1.                                       ACCURACY OF REPRESENTATIONS.
         ----                                        ---------------------------
         26
         8.2.                                               BUYER'S PERFORMANCE.
         ----                                                -------------------
         26
         8.3.                                                          CONSENTS.
         ----                                                           --------
         26
         8.4.                                              ADDITIONAL DOCUMENTS.
         ----                                               --------------------
         26
         8.5.                                                     NO INJUNCTION.
         ----                                                      -------------
         26


9.       TERMINATION.                                                        27


         9.1.                                                TERMINATION EVENTS.
         ----                                                 ------------------
         27
         9.2.                                             EFFECT OF TERMINATION.
         ----                                              ---------------------
         27


10.      INDEMNIFICATION; REMEDIES.                                          27
--------------------------------------------------------------------------------


         10.1.                                 AGREEMENT BY SELLER TO INDEMNIFY.
         -----                                  --------------------------------
         27
         10.2.                                 AGREEMENTS BY BUYER TO INDEMNIFY.
         -----                                  --------------------------------
         29
         10.3.                                  MATTERS INVOLVING THIRD PARTIES.
         -----                                   -------------------------------
         29


11.      POST-CLOSING AGREEMENTS.                                            30
--------------------------------------------------------------------------------


         11.1.                                         CONSISTENCY IN REPORTING.
         -----                                          ------------------------
         30


12.      GENERAL PROVISIONS.                                                 31
--------------------------------------------------------------------------------


         12.1.                                                         EXPENSES.
         -----                                                          --------
         31
         12.2.                                             PUBLIC ANNOUNCEMENTS.
         -----                                              --------------------
         31
         12.3.                                                  CONFIDENTIALITY.
         -----                                                   ---------------
         31
         12.4.                                                          NOTICES.
         -----                                                           -------
         32
         12.5.                                 JURISDICTION; SERVICE OF PROCESS.
         -----                                  --------------------------------
         32
         12.6.                                               FURTHER ASSURANCES.
         -----                                                ------------------
         32
         12.7.                                                           WAIVER.
         -----                                                            ------
         33
         12.8.                                ENTIRE AGREEMENT AND MODIFICATION.
         -----                                 ---------------------------------
         33
         12.9.                                              DISCLOSURE SCHEDULE.
         -----                                               -------------------
         33
         12.10.               ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS.
         ------                -------------------------------------------------
         33
         12.11.                                                    SEVERABILITY.
         ------                                                     ------------
         34
         12.12.                                  SECTION HEADINGS; CONSTRUCTION.
         ------                                   ------------------------------
         34
         12.13.                                                 TIME OF ESSENCE.
         ------                                                  ---------------
         34
         12.14.                                                   GOVERNING LAW.
         ------                                                    -------------
         34
         12.15.                                                    COUNTERPARTS.
         ------                                                     ------------
         34

                            Stock Purchase Agreement


         THIS STOCK PURCHASE AGREEMENT ("Agreement") is made as of April 28, 2000, by Elite Technologies, Inc., a Texas corporation, ("Buyer"), and International Electronic Technology of Georgia, Inc., d/b/a IET Startek, a Georgia Corporation, Frank Noori, individually and collectively hereinafter referred to as ("Seller").

                                    RECITALS:

         Seller desire to sell, and Buyer desires to purchase, all of the issued and outstanding shares (the "Shares") of capital stock of IET Startek, Inc. for the consideration and on the terms set forth in this Agreement.

                                    AGREEMENT

         The parties, intending to be legally bound, agree as follows:
1.       DEFINITIONS.

         For purposes of this Agreement, the following terms have the meanings specified or referred to in this Section 1.:

         1.1. "Applicable Contract" - any Contract (i) under which Seller or Company has or may acquire any rights; (ii) under which Seller or Company has or may become subject to any obligation or liability or (iii) by which Seller or Company or any of the assets owned or used by it is or may become bound.

         1.2. "Breach" - a "Breach" of a representation, warranty, covenant, obligation, or other provision of this Agreement or any instrument delivered pursuant to this Agreement will be deemed to have occurred if there is or has been (i) any inaccuracy in or breach of, or any failure to perform or comply with, such representation, warranty, covenant, obligation, or other provision or
(ii) any claim (by any Person) or other occurrence or circumstance that is or was inconsistent with such representation, warranty, covenant, obligation, or other provision, and the term "Breach" means any such inaccuracy, breach, failure, claim, occurrence or circumstance.

         1.3.     "Buyer" - as defined in the first paragraph of this Agreement.

         1.4. "Buyer's Stock" - 1,200,000 restricted shares of Seller's capital stock.

         1.5.     "Closing" - as defined in Section 2.4.

         1.6. "Closing Date" - the date and time as of which the Closing actually takes place.

         1.7      "Company" - AC Travel, Inc.

         1.7. "Consent" - any approval, consent, ratification, waiver, or other authorization (including any Governmental Authorization).

         1.9. "Contemplated Transactions" - all of the transactions contemplated by this Agreement, including:

         A.       The transfer of the Shares by Seller to Buyer;

         B.       The execution,  delivery, and  performance   of  the   Closing
                  Obligations set forth in Section 2.5;

         C. The performance by Buyer and Seller of their respective covenants and obligations under this Agreement;

         D. Buyer's acquisition and ownership of the Shares and exercise of control over the Company; and

         E.       The transfer of Buyer's Stock to Seller; and

         F.       Payment by Buyer to Seller of the Reimbursement Amount.

         1.10. "Contract" - any agreement, contract, obligation, promise, or undertaking (whether written or oral and whether express or implied) that is legally binding.

         1.11. "Damages" - any loss, liability, claim, damages (including, without limitation, incidental and consequential damages), expense (including, without limitation, costs of investigation and defense and reasonable attorneys'
fees) or diminution of value, whether or not involving a third party.

         1.12. "Disclosure Schedule" - the disclosure schedule delivered by Seller to Buyer concurrently with the execution and delivery of this Agreement.

         1.13. "Encumbrance" - any charge, claim, community property interest, condition, equitable interest, lien, option, pledge, security interest, right of first refusal, or restriction of any kind, including any restriction on use, voting, transfer, receipt of income, or exercise of any other attribute of ownership.

         1.14. "Environmental Requirements" - means federal, state and local laws relating to pollution or protection of the environment, including laws or provisions relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, or hazardous or toxic materials, substances, or wastes into air, surface water, groundwater, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants or hazardous or toxic materials, substances, or wastes.

         1.15. "ERISA" - the Employee Retirement Income Security Act of 1974 or any successor law, and regulations and rules issued pursuant to that Act or any successor law.

         1.16. "Facilities" - any real property, leaseholds, or other interests currently or formerly owned or operated by Seller and any buildings, plants, structures, or equipment (including motor vehicles) currently or formerly owned or operated by Seller.

         1.17.    "GAAP" - generally    accepted   United   States    accounting
principles, applied on a basis consistent with the basis on which the financial statements referred to in Section 3.4. were prepared.

         1.18. "Governmental Authorization" - any approval, consent, license, permit, waiver, or other authorization issued, granted, given, or otherwise made available by or under the authority of any Governmental Body or pursuant to any Legal Requirement.

         1.19.    "Governmental Body" - any:

                  A. Nation, state, county, city, town, village, district, or other jurisdiction of any nature;

                  B. Federal, state, local, municipal, foreign, or other government;

                  C. Governmental or quasi-governmental authority of any nature (including any governmental agency, branch, department, official, or entity and any court or other tribunal);

                  D.       Multi-national organization or body; or

                  E.       Body  exercising,  or  entitled  to  exercise,   any
                           administrative,  executive,   judicial,  legislative,
                           police, regulatory, or taxing authority or power of any nature.

         1.20. "IRC" - the Internal Revenue Code of 1986 or any successor law, and regulations issued by the IRS pursuant to the Internal Revenue Code or any successor law.

         1.21. "IRS" - the United States Internal Revenue Service or any successor agency, and, to the extent relevant, the United States Department of the Treasury.

         1.22. "Knowledge" - an individual will be deemed to have "Knowledge" of a particular fact or other matter if:

         A. Such individual is actually aware of such fact or other matter; or

         B. A prudent individual given his position with the Company could be reasonably expected to discover or otherwise become aware of such fact or other matter.

         1.23. "Legal Requirement" - any federal, state, local, municipal, foreign, international, multinational, or other administrative order, constitution, law, ordinance, principle of common law, regulation, statute, or treaty.

         1.24. "Operating Income" - means the net income of the Company determined in accordance with GAAP before income taxes and after all other charges except:

         A. Unless otherwise approved by Buyer, any general and administrative expense (i.e., allocation of the Company's general corporate overhead)
attributable to the Company and all subsidiaries of the Company that is not directly related to the operation of the Company in the Ordinary Course of Business; provided, however, Operating Income shall include reimbursement by Seller of expenses at a fair market price mutually agreed to by Buyer and Seller for expenses previously incurred by Seller, but that have for administrative convenience or efficiency reasons been centralized with Buyer; and

         B. Any amortization of goodwill of the Company and all Subsidiaries of the Company.

         C. In the event that certain expenses incurred by the Seller are for the principal or partial benefit of the Company or other subsidiaries of the Company, then the parties hereto shall endeavor to track and determine in a fair and equitable manner that portion of such expenses that should fairly and reasonably be allocated to the Company or such other subsidiaries of the Company, and therefore not included in arriving at Operating Income for purposes of this Agreement.

         1.25. "Order" - any award, decision, injunction, judgment, order, ruling, subpoena, or verdict entered, issued, made, or rendered by any court, administrative agency, or other Governmental Body or by any arbitrator.

         1.26. "Ordinary Course of Business" - an action taken by a Person will be deemed to have been taken in the "Ordinary Course of Business" only if:

         A. Such action is consistent with the past practices of such Person and is taken in the ordinary course of the normal day-to-day operations of such Person;

         B. Such action is not required to be authorized by the board of directors of such Person (or by any Person or group of Persons exercising similar authority); and

         C. Such action is similar in nature and magnitude to actions customarily taken, without any authorization by the board of directors (or by any Person or group of Persons exercising similar authority), in the ordinary course of the normal day-to-day operations of other Persons that are in the same line of business as such Person.

         1.27. "Organizational Documents" - (i) the Articles or Certificate of Incorporation and the Bylaws of a corporation; (ii) any charter or similar document adopted or filed in connection with the creation, formation, or organization of a Person and (iii) any amendment to any of the foregoing.

         1.28. "Person" - any individual, corporation (including any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union, or other entity or Governmental Body.

         1.29.    "Plan" - as defined in Section 3.10.1.

         1.30. "Proceeding" - any action, arbitration, audit, hearing, investigation, litigation, or suit (whether civil, criminal, administrative, investigative, or informal) commenced, brought, conducted, or heard by or before, or otherwise involving, any Governmental Body or arbitrator.

         1.31.    "Related Person" - with respect to a particular individual:

         A. Each other member of such individual's Family;

         B. Any Person  that is   directly  or  indirectly  controlled  by  such
individual  or one (1) or more members of such individual's Family;

         C. Any Person in which such individual or members of such individual's Family hold (individually or in the aggregate) a Material Interest; and

         D. Any Person with respect to which such individual or one (1) or more members of such individual's Family serves as a director, officer, partner, executor, or trustee (or in a similar capacity).

         With respect to a specified Person other than an individual:

         A. Any Person that directly or indirectly controls, is directly or indirectly controlled by, or is directly or indirectly under common control with such specified Person;

         B. Any Person that holds a Material Interest in such specified Person;

         C. Each Person that serves as a director, officer, partner, executor, or trustee of such specified Person (or in a similar capacity);

         D. Any Person in which such specified Person holds a Material Interest;

         E. Any Person with respect to which such specified Person serves as a general partner or a trustee (or in a similar capacity); and

         Any Related Person of any individual described in clause B. or C.

         For purposes of this definition, (i) the "Family" of an individual includes (1) the individual; (2) the individual's spouse and former spouses; (3) any other natural person who is related to the individual or the individual's spouse within the second degree and (4) any other natural person who resides with such individual and (2) "Material Interest" means direct or indirect beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of voting securities or other voting interests representing at least [five percent (5%)] of the outstanding voting power of a Person or equity securities or other equity interests representing at least [five percent (5%)] of the outstanding equity securities or equity interests in a Person.

         1.32. "Representative" - with respect to a particular Person, any director, officer, employee, agent, consultant, advisor, or other representative of such Person, including legal counsel, accountants, and financial advisors.

         1.33. "Securities Act" - the Securities Act of 1933 or any successor law, and regulations and rules issued pursuant to that Act or any successor law.

         1.34.   "Seller" - as defined in the first paragraph of this Agreement.

         1.35.    "Shares" - as defined in the Recitals of this Agreement.

         1.36. "Subsidiary" - with respect to any Person (the "Owner"), any corporation or other Person of which securities or other interests having the power to elect a majority of that corporation's or other Person's board of directors or similar governing body, or otherwise having the power to direct the business and policies of that corporation or other Person (other than securities or other interests having such power only upon the happening of a contingency that has not occurred) are held by the Owner or one (1) or more of its Subsidiaries; [when used without reference to a particular Person, "Subsidiary" means a Subsidiary of the Company].

         1.37. "Tax Return" - any return (including any information return), report, statement, schedule, notice, form, or other document or information filed with or submitted to, or required to be filed with or submitted to, any Governmental Body in connection with the determination, assessment, collection, or payment of any Tax or in connection with the administration, implementation, or enforcement of or compliance with any Legal Requirement relating to any Tax.

         1.38. "Threatened" - a claim, Proceeding, dispute, action, or other matter will be deemed to have been "Threatened" if any demand or statement has been made (orally or in writing) or any notice has been given (orally or in writing), that would lead a prudent Person to conclude that such a claim, Proceeding, dispute, action, or other matter is likely to be asserted, commenced, taken, or otherwise pursued in the future.

2.       TRANSFER OF SHARES; REIMBURSEMENT AMOUNT; CLOSING.

         2.1.     Shares.  In exchange for the transfer of Buyer's Stock, as set
                  ------
forth in Section 2.2, and subject to the terms and conditions of this Agreement, at the Closing, Seller will transfer the Shares to Buyer.

         2.2.     Buyer's  Stock.  In exchange  for the  transfer  of Shares  as
                  --------------
set forth in Section 2.1, and subject to the terms and conditions of this Agreement, at the Closing, Buyer shall transfer to Seller the Buyer's Stock.

         2.3.     Closing.  The purchase and sale (the "Closing")  provided  for
                  -------
in this Agreement will take place at the offices of Morris, Manning & Martin, L.L.P., at 1600 Atlanta Financial Center, 3343 Peachtree Road, N.E., Atlanta, Georgia 30326, at 10:00 a.m. (local time) on June 28, 2000, or at such other time and place as the parties may agree. Except as otherwise provided in Section 9., failure to consummate the purchase and sale provided for in this Agreement on the date and time and at the place determined pursuant to this Section 2.3. will not result in the termination of this Agreement and will not relieve any party of any obligation under this Agreement.

         2.4.     Closing Obligations.  At the Closing:
                  -------------------

                  A.       Seller will deliver to Buyer:

                           (i)      Certificates.   Certificates    representing
                                     ------------
the  Shares,   duly  endorsed  (or accompanied by  duly executed  stock  powers)
for transfer to Buyer;

                           (ii)     Good Standing Certificate. Seller shall have
                                    --------------------------
delivered to Buyer a certificate evidencing the good standing of the Company as of a recent practicable date;

                           (iii)    Certificate.  A  certificate   substantially
                                    -----------
in  the  form  of  Exhibit  A   hereto,  executed  by  Seller  representing  and
                    ---------
warranting to Buyer that each of Seller's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date (giving full effect to any supplements to the Disclosure Schedule that were delivered by Seller to Buyer prior to the Closing Date in accordance with
Section 5.5.); and

                           (iv)     Mutual Release. Seller shall  have delivered
                                    --------------
to Buyer a mutual release,  executed   by Seller, substantially in  the form  of
Exhibit B to be attached at closing
-----------------------------------

                           (v)      All    Corporate    records,   organzational
documents, minutes of Board of Director and Shareholder meetings and corporate seal.

                  B.       Buyer will deliver to Seller:

                           (i)      Certificates.   Certificates    representing
                                    ------------
Buyer's Stock, duly endorsed (or accompanied by duly executed stock powers) for transfer to Seller, or a Board of Directors resolution signifying the order of the transfer of shares to Seller to be effectuated immediately, without delay;

                           (ii)     Certificate.  A certificate  in  the form of
                                     -----------
Exhibit C  hereto  executed by  Buyer  to the effect that,  except as  otherwise
 ---------
stated in such certificate, each of Buyer's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date; and

                           (iii)    Mutual Release. Buyer  shall  have delivered
                                    --------------
to Seller a Mutual Release, executed by Buyer, substantially in the form of Exhibit B to be attached at closing.
-----------------------------------
3.       REPRESENTATIONS AND WARRANTIES OF SELLER.

         Seller represents and warrants to Buyer as follows:

         3.1.     Organization and Good Standing.
                  ------------------------------

                  A. Schedule 3.1 of the Disclosure Schedule contains a complete and accurate list of the Company's name, its jurisdiction of incorporation, other jurisdictions in which it is authorized to do business, and its capitalization (including the identity of each stockholder and the number of shares held by each).

                  The Company is a corporation duly organized, validly existing, and in good standing under the laws of Georgia, with full corporate power and authority to conduct its business as it is now being conducted, to own or use the properties and assets that it purports to own or use, and to perform all its obligations under Applicable Contracts.

                  Seller is duly qualified to do business as a foreign corporation and is in good standing under the laws of each state or other jurisdiction in which either the ownership or use of the properties owned or used by it, or the nature of the activities conducted by it, requires such qualification.

                  B. Seller   has   made   available   to   Buyer copies  of the
Organizational  Documents  of the Company, as currently in effect.

         3.2.     Authority; No Conflict.
                  ----------------------

                  A. This Agreement constitutes the legal, valid, and binding obligation of Seller, enforceable against Seller in accordance with its terms. Upon the execution and delivery by Seller of the closing documents set forth in
Section 2.4A (collectively, the "Seller's Closing Documents"), the Seller's Closing Documents will constitute the legal, valid, and binding obligations of Seller, enforceable against Seller in accordance with their respective terms.

                  Seller has the absolute and unrestricted right, power, authority, and capacity to execute and deliver this Agreement and the Seller's Closing Documents and to perform his obligations under this Agreement and the Seller's Closing Documents.

                  B. Except as set forth in Schedule 3.2 of the Disclosure Schedule, neither the execution and delivery of this Agreement nor the consummation or performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time):

                           (i)      Contravene,  conflict  with, or  result in a
violation of (1) any provision of the Organizational Documents of the Company or (2) any resolution adopted by the board of directors or the stockholders of the Company;

                           (ii)     Contravene,   conflict   with,  or result in
a  violation  of,  or  give  any
Governmental Body or other Person the right to challenge any of the Contemplated Transactions or to exercise any remedy or obtain any relief under, any Legal Requirement or any Order to which Seller or the Company, or any of the assets owned or used by Seller, may be subject;

                           (iii)    Contravene,  conflict  with,  or  result  in
a violation of any of the terms or requirements of, or give any Governmental Body the right to revoke, withdraw, suspend, cancel, terminate, or modify, any Governmental Authorization that is held by Seller or that otherwise relates to the business of, or any of the assets owned or used by, the Company;

                           (iv)     Cause Buyer or Seller to become  subject to,
or to become liable for the payment of, any Tax;

                           (v)      Contravene,  conflict  with, or result  in a
violation or breach of any provision of, or give any Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Applicable Contract; or

                           (vi)     Result in the imposition or creation  of any
Encumbrance  upon or with respect to any of the assets owned or used by Seller.

         Except as set forth in Schedule 3.2 of the Disclosure Schedule, Seller nor the Company is or will be required to give any notice to or obtain any Consent from any Person in connection with the execution and delivery of this Agreement or the consummation or performance of any of the Contemplated Transactions.

         3.3.     Capitalization.  The authorized  equity  securities of the
                   --------------
Company consist of 1,000,000 shares of common stock, .01 par value per share, of which 1,000,000 shares are issued and outstanding and constitute the Shares.

         Seller is and will be on the Closing Date the record and beneficial owners and holders of the Shares, free and clear of all Encumbrances.

         With the exception of the Shares (which are owned by Seller), all of the outstanding equity securities and other securities of the Company are owned of record and beneficially by Seller, free and clear of all Encumbrances. No legend or other reference to any purported Encumbrance appears upon any certificate representing equity securities of the Company.

         All of the outstanding equity securities of the Company have been duly authorized and validly issued and are fully paid and nonassessable. There are no Contracts relating to the issuance, sale, or transfer of any equity securities or other securities of the Company, including, but not limited to, stock options, warrants, convertible securities, redemption rights, registration rights and the like.

         None of the outstanding equity securities or other securities of the Company was issued in violation of the Securities Act or any other Legal Requirement.

         3.4.     Financial  Statements.  Seller  shall  deliver  to  Buyer,  at
                    ---------------------
closing date to be attached as Schedule  3.4:
---------


                  A. Unaudited balance sheets of Seller as of May, 2000, and as of, together with the related statements of income, changes in stockholder equity and cash flow (collectively, the "Financial Statements") for the periods referred to in such financial statements.

                  B. The Financial Statements were prepared in accordance with this Agreement and with GAAP consistently applied.

         The Financial Statements and notes, if any, fairly present the financial condition and the results of operations, changes in stockholders' equity, and cash flow of the Company as at the respective dates of and for the periods referred to in such Financial Statements, all in accordance with GAAP, subject, in the case of interim Financial Statements, to normal recurring year-end adjustments (the effect of which will not, individually or in the aggregate, be materially adverse) and the absence of notes.

         3.5. Books and Records. The books of account, minute books, stock record books, and other records of the Company, all of which have been made available to Buyer, are complete and correct and have been maintained in accordance with sound business practices.

         The minute books of the Company contain accurate and complete records of all meetings held of, and corporate action taken by, the stockholders, the Boards of Directors, and committees of the Boards of Directors of the Company, and no meeting of any such stockholders, Board of Directors, or committee has been held for and no material action has been taken at any meeting for which minutes have not been prepared and are not contained in such minute books. At the Closing, all of those books and records will be in the possession of Seller.

         3.6. Title to Properties; Encumbrances. Seller owns (with good and marketable title in the case of real property, subject only to the Encumbrances permitted by this Section) all the properties and assets (whether real, personal, or mixed and whether tangible or intangible) that they purport to own located in the facilities owned or operated by Seller or reflected as owned in the books and records of the Company, including all of the properties and assets reflected in the Closing Date Financial Statements (except for assets held under capitalized leases disclosed or not required to be disclosed in Schedule 3.6 of the Disclosure Schedule which shall be attached to this Agreement as Schedule
3.6 at the closing date.).

         All material properties and assets reflected in the Closing Date Financial Statements are free and clear of all Encumbrances and are not, in the case of real property, subject to any rights of way, building use restrictions, exceptions, variances, reservations, or limitations of any nature except, with respect to all such properties and assets:

                  A. Mortgages or security interests shown on the Closing Date Financial Statements as securing specified liabilities or obligations, with respect to which no default (or event that, with notice or lapse of time or both, would constitute a default) exists;

                  B.       Liens for current taxes not yet due; and

                  C.       With respect to real property:

                           (i)      Minor  imperfections  of title, if any, none
of which is substantial in amount, materially detracts from the value or impairs the use of the property subject thereto, or impairs the operations of the Company; and

                           (ii)     Zoning  laws and other land use restrictions
that do not impair the present or anticipated use of the property subject thereto.

         All buildings, plants, and structures owned by Seller lie wholly within the boundaries of the real property owned by Seller and do not encroach upon the property of, or otherwise conflict with the property rights of, any other Person. All property and assets of the the Company shall be in the possession and control of Seller at Closing, including but not limited to, all Facilities.

         3.7. No Undisclosed Liabilities. Except as set forth in Schedule 3.7 of the Disclosure Schedule, Seller has no liabilities or obligations of any nature (whether known or unknown and whether absolute, accrued, contingent, or otherwise) except for liabilities or obligations reflected or reserved against in the Closing Date Financial Statements and current liabilities incurred in the Ordinary Course of Business since the respective dates thereof.

         3.8. Taxes. Except as set forth on Schedule 3.8 to the Disclosure Schedule, Seller has timely filed all tax returns and reports required to be filed by it, including, without limitation, all federal, state and local tax returns, and has paid in full or made adequate provision by the establishment of reserves for all taxes and other charges which have become due or which are attributable to the conduct of Seller's business prior to Closing. Seller will continue to make adequate provision for all such taxes and other charges for all periods through the Closing Date.

         Except as set forth on Schedule 3.8 to the Disclosure Schedule, Seller shall have no Knowledge of any tax deficiency proposed or threatened against Seller. There are no tax liens upon any property or assets of the Company.

         Except as set forth on Schedule 3.8 to the Disclosure Schedule, Seller has made all payments of estimated taxes when due in amounts sufficient to avoid the imposition of any penalty.

         Except as set forth on Schedule 3.8 to the Disclosure Schedule, all taxes and other assessments and levies which Seller was required by law to withhold or to collect have been duly withheld and collected, and have been paid over to the proper governmental entity.

         Except as set forth in Schedule 3.8 to the Disclosure Schedule, the federal and state income tax returns and local returns, if any, of Seller have never been audited by the income tax authorities, nor are any such audits in process. Except as set forth in Schedule 3.8, to the Disclosure Schedule there are no outstanding agreements or waivers extending the statute of limitations applicable to any federal or state income tax returns of the Company for any period.

         3.9.     No Material  Adverse Change. Since January, 1996 there has not
                  ---------------------------
been any material adverse c hange in the business, operations, properties, prospects, assets, or condition of the Company, and no event has occurred or circumstance exists that may result in such a material adverse change.

         3.10.    Employee Benefits Matters.
                  -------------------------

                  3.10.1 Schedule 3.10.1 lists all plans, programs, and similar agreements, commitments or arrangements, whether oral or written, maintained by or on behalf of Seller or any other party that provide benefits or compensation to, or for the benefit of, current or former employees of the Company ("Plan" or "Plans"). Except as set forth on Schedule 3.10.1 to the Disclosure Schedule only current and former employees of the Company participate in the Plans. Copies of all Plans and, to the extent applicable, all related trust agreements, actuarial reports, and valuations for the most recent year, all summary plan descriptions, prospectuses, Annual Report Form 5500s or similar forms (and attachments thereto) for the most recent year, all Internal Revenue Service determination letters, and any related documents requested by Buyer, including all amendments, modifications and supplements thereto, have been delivered to Buyer, and all of the same are or will be true, correct and complete.

                  3.10.2   With respect to each Plan to the extent applicable:

                           A.       No litigation  or  administrative  or  other
proceeding is pending or threatened involving such Plan;

                           B.       To the  Knowledge  of Seller,  such Plan has
been administered and operated in substantial compliance with, and has been amended to comply with all applicable laws, rules, and regulations, including, without limitation, ERISA, the Internal Revenue Code, and the regulations issued under ERISA and the Internal Revenue Code;

                           C.       Seller and its  predecessors,  if  any, have
made and as of the Closing Date will have made or accrued, all payments and contributions required, or reasonably expected to be required, to be made under the provisions of such Plan or required to be made under applicable laws, rules and regulations, with respect to any period following, such amounts to be determined using the ongoing actuarial and funding assumptions of the Plan;

                           D.       Such  Plan is  fully  funded  in  an  amount
sufficient to pay all liabilities accrued (including liabilities and obligations for health care, life insurance and other benefits after termination of employment) and claims incurred to the date hereof;

                           E.       On the Closing  Date such Plan will be fully
funded in an amount sufficient to pay all liabilities accrued (including liabilities and obligations for health care, life insurance and other benefits after termination of employment) and claims incurred to the Closing Date, or adequate reserves will be set up on the Company's books and records, or paid-up insurance will be provided, therefor; and

                           F.      Such Plan has been administrated and operated
only in the ordinary and usual course and in accordance with its terms, and there has not been in the year prior hereto any increase in the liabilities of such Plan beyond increases typically experienced by employers similar to the Company.

         3.11.  Compliance With Legal Requirements; Governmental Authorizations.
                ---------------------------------------------------------------

                  A.       Except  as  set  forth  in  Schedule   3.11  of   the
                                                        -------------
Disclosure Schedule:


                           (i)      The  Company  is,  and  at  all times  since
January, 1996, has been, in full compliance with each Legal Requirement that is or was applicable to it or to the conduct or operation of its business or the ownership or use of any of its assets;

                           (ii)     No event has occurred or circumstance exists
that (with or without notice or lapse of time) (1) may constitute or result in a violation by Seller of, or a failure on the part of Seller to comply with, any Legal Requirement or (2) may give rise to any obligation on the part of Seller to undertake, or to bear all or any portion of the cost of, any remedial action of any nature; and

                           (iii)    Seller has not received,  at any  time since
January, 1996, any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding (1) any actual, alleged, possible, or potential violation of, or failure to comply with, any Legal Requirement or (2) any actual, alleged, possible, or potential obligation on the part of Seller to undertake, or to bear all or any portion of the cost of, any remedial action of any nature.

                  B.       Schedule 3.11 Except as set forth in Schedule 3.11 of
                           -------------                        -------------
the Disclosure Schedule:


                           (i)      The  Company  is,  and  at  all times  since
January, 1996, has been, in full compliance with all of the terms and requirements of any applicable Governmental Authorization;

                           (ii)     No event has occurred or circumstance exists
that may (with or without notice or lapse of time) (1) constitute or result directly or indirectly in a violation of or a failure to comply with any term or requirement of any applicable Governmental Authorization or (2) result directly or indirectly in the revocation, withdrawal, suspension, cancellation, or termination of, or any modification to, any applicable Governmental Authorization;

                           (iii)    Seller has  not received,  at any time since
January, 1996, any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding (1) any actual, alleged, possible, or potential violation of or failure to comply with any term or requirement of any Governmental Authorization or (2) any actual, proposed, possible, or potential revocation, withdrawal, suspension, cancellation, termination of, or modification to any Governmental Authorization; and

                           (iv)     All   applications   required  to  have been
filed for the renewal of the Governmental Authorizations have been duly filed on a timely basis with the appropriate Governmental Bodies, and all other filings required to have been made with respect to such Governmental Authorizations have been duly made on a timely basis with the appropriate Governmental Bodies.

         The Seller has obtained any Governmental Authorizations necessary to permit the Company to lawfully conduct and operate their businesses in the manner they currently conduct and operate such businesses and to permit the Company to own and use their assets in the manner in which they currently own and use such assets.

         3.12.    Legal Proceedings; Orders.
                  -------------------------

                  A.       Except as set forth in  Schedule  3.12 of the
                                                     --------------
Disclosure  Schedule,  there is no pending Proceeding:

                           (i)      That has been commenced by or against Seller
or that otherwise relates to or may affect the business of, or any of the assets owned or used by, Seller; or

                           (ii)     That challenges, or that may have the effect
of preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions.

         To the Knowledge of Seller, (i) no such Proceeding has been Threatened and (ii) no event has occurred or circumstance exists that may give rise to or serve as a basis for the commencement of any such Proceeding. Seller shall have delivered to Buyer copies of all pleadings, correspondence, and other documents relating to each Proceeding listed in Schedule 3.12 of the Disclosure Schedule. The Proceedings listed in Schedule 3.12 of the Disclosure Schedule will not have a material adverse effect on the business, operations, assets, condition, or prospects of the Company.

                  B.       Except  as  set  forth  in  Schedule  3.12  of   the
                                                        -------------
Disclosure Schedule:


                           (i)      There is no  Order to which  any of  Seller,
 or any of the assets owned or used by the Company, is subject;

                           (ii)     Seller  is not  subject to  any  Order  that
relates to the business of, or any of the assets owned or used by, the Company; and

                           (iii)    No officer,  director, agent, or employee of
the Company is subject to any Order that prohibits such officer, director, agent, or employee from engaging in or continuing any conduct, activity, or practice relating to the business of the Company.

                  C.       Except as set forth in Schedule 3.12 of the
                                                  -------------
Disclosure Schedule:


                           (i)      Seller is,  and at all times  since January,
1996, has been, in full compliance with all of the terms and requirements of each Order to which it, or any of the assets owned or used by it, is or has been subject;

                           (ii)     No  event  has  occurred   or   circumstance
 exists that may constitute or result in (with or without notice or lapse of time) a violation of or failure to comply with any term or requirement of any Order to which Seller, or any of the assets owned or used by Seller, is subject; and

                           (iii)    Seller has not received,  at  any time since
January, 1996, any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding any actual, alleged, possible, or potential violation of, or failure to comply with, any term or requirement of any Order to which the Company, or any of the assets owned or used by the Company, is or has been subject.

         3.13.    Absence of Certain Changes and Events.  Except as set forth in
                   --------------------------------------
Schedule  3.13 of the  Disclosure Schedule,  since  January,  1996, the  Company
--------------
has conducted its business only in the Ordinary Course of Business and there has not been any:

                  A. Change in the Company's authorized or issued capital stock; grant of any stock option or right to purchase shares of capital stock of the Company; issuance of any security convertible into such capital stock; grant of any registration rights; purchase, redemption, retirement, or other acquisition by the Company of any shares of any such capital stock; or declaration or payment of any dividend or other distribution or payment in respect of shares of capital stock;

                  B. Amendment to the Organizational Documents of the Company;

                  C. Payment or increase by Seller of any bonuses, salaries, or other compensation to any stockholder, director, officer, or (except in the Ordinary Course of Business) employee or entry into any employment, severance, or similar Contract with any director, officer, or employee;

                  D. Adoption of, or increase in the payments to or benefits under, any profit sharing, bonus, deferred compensation, savings, insurance, pension, retirement, or other employee benefit plan for or with any employees of the Company;

                  E. Damage to or destruction or loss of any asset or property of the Company, whether or not covered by insurance, materially and adversely affecting the properties, assets, business, financial condition, or prospects of the Company, taken as a whole;

                  F. Entry into, termination of, or receipt of notice of termination of (i) any license, distributorship, dealer, sales representative, joint venture, credit, or similar agreement or (ii) any Contract or transaction involving a total remaining commitment by or to the Company of at least Five Thousand and No/100 Dollars ($5,000.00);

                  G. Sale (other than sales of inventory in the Ordinary Course of Business), lease, or other disposition of any asset or property of the Company or mortgage, pledge, or imposition of any lien or other encumbrance on any material asset or property of the Company, including the sale, lease, or other disposition of any of the Software and Intangibles;

                  H. Cancellation or waiver of any claims or rights with a value to the Company in excess of Five Thousand and No/100 Dollars ($5,000.00);

                  I. Material change in the accounting methods used by the Company; or

                  J. Agreement, whether oral or written, by Seller to do any of the foregoing.

         3.14.    Contracts; No Defaults.
                  ----------------------

                  A. Except as set  forth in  Schedule 3.17(A) of the Disclosure
                                              ----------------
Schedule:


                           (i)      Other  than as set  forth  or  provided  for
on the Financial Statements, the Company has not or may not acquire any rights under, and the Company has not or may not become subject to any obligation or liability under, any Contract under which the Company is obligated to make payments totaling, or services having a value equal to, $5,000 or more ; and

                           (ii)     To the  Knowledge of  Seller,  no   officer,
director, agent, employee, consultant, or contractor of the Company is bound by any Contract that purports to limit the ability of such officer, director, agent, employee, consultant, or contractor to (1) engage in or continue any conduct, activity, or practice relating to the business of the Company or (2) assign to the Company or to any other Person any rights to any invention, improvement, or discovery.

                  B. Except as set forth in Schedule  3.17(B)  of the Disclosure
                                                -----------------
Schedule, each material Contract is in full force and effect and is valid and enforceable in accordance with its terms.

                  C.  Except as set  forth in Schedule 3.17(C) of the Disclosure
                                              ----------------
Schedule:


                           (i) The Company is,  and at  all times since January,
1996, has been, in full compliance with all applicable terms and requirements of each Contract under which such Seller has or had any obligation or liability or by which such Seller or any of the assets owned or used by the Company is or was bound;

                           (ii) Each other Person that has or had any obligation
or liability under any Contract under which the Company has or had any rights is, and at all times since January, 1996, has been, in full compliance with all applicable terms and requirements of such Contract;

                           (iii) No event has  occurred or  circumstance  exists
that (with or without notice or lapse of time) may contravene, conflict with, or result in a violation or breach of, or give Seller or other Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Applicable Contract; and

                           (iv)  Seller has not given to  or  received  from any
other Person, at any time since January, 1996, any notice or other communication (whether oral or written) regarding any actual, alleged, possible, or potential violation or breach of, or default under, any Contract.

                  F. There are no renegotiations of, attempts to renegotiate, or outstanding rights to renegotiate any material amounts paid or payable to Seller under current or completed Contracts with any Person and no such Person has made written demand for such renegotiation.

                  G. The Contracts relating to the sale, design, manufacture, or provision of products or services by the Company have been entered into in the Ordinary Course of Business and have been entered into without the commission of any act alone or in concert with any other Person, or any consideration having been paid or promised, that is or would be in violation of any Legal Requirement.

         3.15.    Insurance.
                  ---------

                  A.       Seller have delivered to Buyer:

                           (i)  True  and  complete  copies of  all  policies of
insurance to which the Company or Seller is a party or under which the Company, or any director of the Company, is or has been covered at any time within the two (2) years preceding the date of this Agreement;

                           (ii) True  and  complete   copies  of   all   pending
applications for policies of insurance; and

                           (iii) Any statement by the auditor  of the  Company's
financial statements with regard to the adequacy of such entity's coverage or of the reserves for claims.

                  B.  Except as set forth on Schedule  3.15(B) of the Disclosure
                                              ----------------
Schedule:


                           (i)   All policies to which Seller is a party or that
provide coverage to Seller,  the Company,  or any director or officer  of an the
Company:

                                    (1)     Are     valid,    outstanding,   and
enforceable;

                                    (2)     Taken together in   the   reasonable
judgment of Seller, provide adequate insurance coverage for the assets and the operations of the Company for all risks to which the Company are normally exposed;

                                    (3)     Are sufficient for  compliance  with
all Legal Requirements and Contracts to which Seller is a party or by which it is bound;

                                    (4)     Will   continue   in full  force and
effect  following the  consummation  of the Contemplated Transactions; and

                                    (5)     Do not provide for any retrospective
premium  adjustment  or other experienced-based liability on the part of Seller.

                           (ii)     Neither  Seller nor the Company has received
(1) any refusal of coverage or any notice that a defense will be afforded with reservation of rights or (2) any notice of cancellation or any other indication that any insurance policy is no longer in full force or effect or will not be renewed or that the issuer of any policy is not willing or able to perform its obligations thereunder.

                           (iii)    Seller has paid all premiums  due,  and have
otherwise performed all of their respective obligations, under each policy to which Seller is a party or that provides coverage to the Company or director thereof.

                           (iv)     Seller  has  given  notice  to  the  insurer
of all  claims  that may be  insured thereby.

         3.16.    Environmental  Matters.  Except as  set forth in Schedule 3.16
                   ----------------------
of the Disclosure Schedule, at all times since January, 1996, Seller has obtained and is in compliance with all permits, licenses and other authorizations required to do business by Environmental Requirements.

         3.17.    Employee Matters.
                  ----------------

         Except as set forth on Schedule 3.17, at all times since January, 1996, Seller has complied in all respects with all Legal Requirements relating to employment, equal employment opportunity, nondiscrimination, immigration, wages, hours, benefits, collective bargaining, the payment of social security and similar taxes, occupational safety and health and plant closing.

         Except as set forth on Schedule 3.17, Seller is not liable for the payment of any compensation, Damages, taxes, fines, penalties, or other amounts, however, designated, for failure to comply with any of the foregoing Legal Requirements.

         3.18.    Intellectual Property Rights of the Company.
                  -------------------------------------------

                  A.       Definitions.  As  used  in  this  Agreement,  and  in
                           -----------
addition to any other terms defined in this Agreement, the following terms shall have the following meanings.

                           (i)      "Software"  means  any   computer   program,
                                     --------
operating system, applications system, firmware or software of any nature, whether operational, under development or inactive, including all object code, source code, technical manuals, compilation procedures, execution procedures, flow charts, programmers notes, user manuals and other documentation thereof, whether in machine-readable form, programming language or any other language or symbols and whether stored, encoded, recorded or written on disk, tape, film, memory device, paper or other media of any nature.

                           (ii)     "Owned  Software"  means all Software  owned
                                     ---------------
by the Company, whether purchased from a third party, developed by or on behalf of the Company, currently under development or otherwise.

                           (iii)    "Customer  Software"  means  all   Software,
                                     -----------------
other than the Owned Software, that is, directly or through Distributors, either
(x) offered or provided to customers of the Company or (y) used by the Company to provide information or services to customers of the Company for a fee.

                           (iv)     "Seller Software" means  the  Owned Software
                                    ---------------
and the Customer Software.


                           (v)      "Other  Software" means all Software,  other
                                      --------------
than the Company's Software, that is licensed by the Company from third parties or otherwise used by the Company for any purpose whatsoever.

                           (vi)     "Intangible" means:
                                     ----------

                                    (1)     Patents, patent applications, patent
disclosures, all re-issues, divisions, continuations, renewals, extensions and continuation-in-parts thereof and improvements thereto;

                                    (2)     Trademarks,   service  marks,  trade
dress,  logos,  trade  names,   and  corporate  names   and  registrations   and
applications for Registration thereof and all goodwill associated therewith;

                                    (3)     Copyrights,  Registrations   thereof
and  applications  for  Registration thereof;

                                    (4)     Maskworks,   Registrations   thereof
and  applications  for  Registration thereof;

                                    (5)     Trade   secrets   and   confidential
business information (including ideas, formulas, compositions, inventions, whether patentable or unpatentable and whether or not reduced to practice, know-how, manufacturing and production processes and techniques, research and development information, drawings, flow charts, processes, ideas,specifications, designs, plans, proposals, technical data, copyrightable works, financial, marketing, and business data, pricing and cost information, business and marketing plans, and customer and supplier lists and information);

                                    (6)     Other proprietary rights;

                                    (7)     All income, royalties,  Damages  and
payments due at Closing or thereafter with respect to the Owned Software, Customer Software, Other Software, or other Intangibles and all other rights thereunder including, without limitation, Damages and payments for past, present or future infringements or misappropriations thereof, the right to sue and recover for past, present or future infringements or misappropriations thereof;

                                    (8)     All   rights  to  use  all  of   the
foregoing forever; and

                                    (9)     All  other rights in,  to, and under
the foregoing in all countries.

                  B.       Ownership and Right to License.
                           ------------------------------

                           (i)      Except as setforth  in Schedule  3.18 of the
                                                            --------------
Disclosure Schedule, to the Knowledge of the Seller, at all times since January, 1996, Seller has good and marketable title to the Owned Software and Intangibles attributable to the Owned Software, and have the full right to use all of the Customer Software and Other Software, and Intangibles attributable thereto, as used or required to operate Seller's businesses as currently conducted and as contemplated in the future in accordance with Seller's written business plans, free and clear of any liens, claims, charges or encumbrances which would affect the use of such Software in connection with the operation of Seller's business as currently conducted and as contemplated in the future in accordance with Seller's written business plans.

                           (ii)     To  the  Knowledge  of   Seller,  no  rights
of any third party not previously obtained are necessary to market, license, sell, modify, update, and/or create derivative works for any Software as to which Seller take any such action in their respective businesses as currently conducted and as contemplated in the future in accordance with Seller's written business plans.

                           (iii)    To the  Knowledge  of  Seller,  none  of the
Software or Intangibles or their respective past or current uses by or through Seller have violated or infringed upon, or is violating or infringing upon, any Software, patent, copyright, trade secret or other Intangible of any Person. To the knowledge of Seller, Seller has adequately maintained all trade secrets and copyrights with respect to such Software.

         To the Knowledge of Seller, Seller has performed all obligations imposed upon them with regard to the Customer Software and Other Software which are required to be performed by them on or prior to the date hereof, and Seller nor, to the Knowledge of Seller, any other party, is in breach of or default thereunder in any respect, nor to the Seller's Knowledge is there any event which with notice or lapse of time or both would constitute a default thereunder.

         3.19.    Certain  Payments.  Since January,  1996,  neither  Seller nor
                  -----------------
any director, officer, agent, or employee of the Company, nor to Seller's Knowledge any other Person associated with or acting for or on behalf of Seller, has directly or indirectly:

                  A. Made any contribution, gift, bribe, rebate, payoff, influence payment, kickback, or other payment to any Person, private or public, regardless of form, whether in money, property, or services (i) to obtain favorable treatment in securing business; (ii) to pay for favorable treatment for business secured; (iii) to obtain special concessions or for special concessions already obtained, for or in respect of the Copmany or any affiliate of the Company or (iv) in violation of any Legal Requirement.

                  B. Established or maintained any fund or asset that has not been recorded in the books and records of the Company.

         3.20.    Disclosure.
                  ----------

                  A. No representation or warranty of Seller in this Agreement and no statement in the Disclosure Schedule omits to state a material fact necessary to make the statements herein or therein, in light of the circumstances in which they were made, not misleading.

                  B. No notice given pursuant to Section 5.5. will contain any untrue statement or omit to state a material fact necessary to make the statements therein or in this Agreement, in light of the circumstances in which they were made, not misleading.

                  C. There is no fact known to Seller that has specific application to Seller or the Company (other than general economic or industry conditions) and that materially adversely affects or, as far as Seller can reasonably foresee, materially threatens, the assets, business, prospects, financial condition, or results of operations of the Company (on a consolidated basis) that has not been set forth in this Agreement or the Disclosure Schedule.

         3.21.    Brokers or Finders.  Seller  and  its  agents have incurred no
                  ------------------
obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement.

4.       REPRESENTATIONS AND WARRANTIES OF BUYER.

         Buyer represents and warrants to Seller as follows:

         4.1.     Organization and Good Standing.  Buyer is a Texas corporation.
                  ------------------------------

         4.2. Authority. This Agreement constitutes the legal, valid, and binding obligation of Buyer, enforceable against Buyer in accordance with its terms. Upon the execution and delivery by Buyer of the closing documents set forth in Section 2.5.B (collectively, the "Buyer's Closing Documents"), the Buyer's Closing Documents will constitute the legal, valid, and binding obligations of Buyer, enforceable against Buyer in accordance with their respective terms. Buyer has the absolute and unrestricted right, power, and authority to execute and deliver this Agreement and the Buyer's Closing Documents and to perform its obligations under this Agreement and the Buyer's Closing Documents.

         4.3.     Investment  Intent.  Buyer  is  acquiring  the  Shares for its
                  ------------------
own  account  and not with a  view to their distribution  within the  meaning of
Section 2(11) of the Securities Act.

         4.4.     Certain  Proceedings.  There is  no  pending  Proceeding  that
                   --------------------
has been commenced against Buyer and that challenges, or may have the effect of preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions. To Buyer's Knowledge, no such Proceeding has been Threatened.

         4.5. Brokers or Finders. Buyer and its agents have incurred no obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement and will indemnify and hold Seller harmless from any such payment alleged to be due by or through Buyer as a result of the action of Buyer or its officers or agents.

         4.6. Full Disclosure. To the best knowledge of Buyer, it's officers, directors or agents, no representation, warranty or covenant of Buyer contained in this Agreement or in any other written statement or certificate delivered by Buyer pursuant to this Agreement or in connection with the transactions contemplated herein or in any SEC filing contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact necessary to make the statements contained herein or therein not misleading. To the best knowledge of Buyer, it's officers, directors or agents, there is no fact which adversely affects, or in the future may adversely affect, the business, operations, cash flows, affairs, prospects, properties or assets or the condition, financial or otherwise of the Buyer which has not been disclosed in this Agreement, or in the documents, certificates and written statements furnished to Seller for use in connection with the transactions contemplated hereby or in any SEC filing.

5.       COVENANTS OF SELLER PRIOR TO CLOSING DATE.

         5.1.     Access and  Investigation.  Between the date of this Agreement
                   -------------------------
and the Closing Date, Seller will, and will cause the Company and its Representatives to:

                  A. Afford  Buyer  and  its  Representatives  and   prospective
lenders and their Representatives (collectively, "Buyer's Advisors") full and free access to the Company's personnel, properties (including subsurface testing), contracts, books and records, and other documents and data;

                  B. Furnish Buyer and Buyer's Advisors  with copies of all such
contracts,  books and records, and other existing documents   and data as  Buyer
may reasonably request; and

                  C. Furnish Buyer and Buyer's Advisors with such additional financial, operating, and other data and information as Buyer may reasonably request.

         5.2.     Operation  of the  Business of the  Company.  Between the date
                    -------------------------------------------
of this  Agreement  and the Closing Date, Seller will:

                  A. Conduct the business of the Company only in the Ordinary Course of Business;

                  B. Use its commercially reasonable efforts to preserve intact the current business organization of the Company, keep available the services of the current officers, employees, and agents of the Company, and maintain the relations and good will with suppliers, customers, landlords, creditors, employees, agents, and others having business relationships with the Company or Seller;

                  C. Confer with Buyer concerning operational matters of a material nature; and

                  D. Otherwise report periodically to Buyer concerning the status of the business, operations, and finances of the Company.

         5.3.     Negative Covenant.  Except as  otherwise  expressly  permitted
                  -----------------
by this Agreement, between the date of this Agreement and the Closing Date, Seller will not without the prior consent of Buyer, take any affirmative action, or fail to take any reasonable action within their or its control, as a result of which any of the changes or events listed in Section 3.13. is likely to occur.

         5.4. Required Approvals. As promptly as practicable after the date of this Agreement, Seller will, and will cause the Company to, make all filings required by Legal Requirements to be made by them in order to consummate the Contemplated Transactions. Between the date of this Agreement and the Closing Date, Seller will, and will cause the Company to:

                  A. Cooperate with Buyer with respect to all filings that Buyer reasonably elects to make or is required by Legal Requirements to make in connection with the Contemplated Transactions; and

                  B. Cooperate with Buyer in obtaining all required Consents.

         5.5. Notification. Between the date of this Agreement and the Closing Date, Seller will promptly notify Buyer in writing if Seller becomes aware of any fact or condition that causes or constitutes a Breach of any of Seller's representations and warranties as of the date of this Agreement, or if Seller becomes aware of the occurrence after the date of this Agreement of any fact or condition that would (except as expressly contemplated by this Agreement) cause or constitute a Breach of any such representation or warranty had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition.

         Should any such fact or condition  require any change in the Disclosure
Schedule if the Disclosure Schedule were dated the date of the occurrence or discovery of any such fact or condition, Seller will promptly deliver to Buyer a supplement to the Disclosure Schedule specifying such change. During the same period, each Seller will promptly notify Buyer of the occurrence of any Breach of any covenant of Seller in this Section 5. or of the occurrence of any event that may make the satisfaction of the conditions in Section 7. impossible or unlikely.

         5.6. No Negotiation. Until such time, if any, as this Agreement is terminated pursuant to Section 9., Seller will not, and will cause its Representatives not to, directly or indirectly solicit, initiate, or encourage any inquiries or proposals from, discuss or negotiate with, provide any non-public information to, or consider the merits of any unsolicited inquiries or proposals from, any Person (other than Buyer) relating to any transaction involving the sale of the business or assets (other than in the Ordinary Course of Business) of the Company, or any of the capital stock of the Company, or any merger, consolidation, business combination, or similar transaction involving Seller.

         5.7.     Closing of Bank  Accounts.  Seller  shall cause the closing of
                   -------------------------
all Company bank accounts for which Seller, or its officers and directors, have sole signature authority.

6.       COVENANTS OF BUYER PRIOR TO CLOSING DATE.

         6.1. Approvals of Governmental Bodies/Third Party Consents. As promptly as practicable after the date of this Agreement, Buyer will, and will cause each of its Related Persons to, make all filings required by Legal Requirements to be made by them to consummate the Contemplated Transactions.

         Between the date of this Agreement and the Closing Date, Buyer will, and will cause each Related Person to:

                  A. Cooperate with Seller with respect to all filings that Seller is required by Legal Requirements to make in connection with the Contemplated Transactions; and

                  B. Cooperate with Seller in obtaining all consents identified in Schedule 3.2 of the Disclosure Schedule; provided that this Agreement will not require Buyer to dispose of or make any change in any portion of its business or to incur any other burden to obtain a Governmental Authorization.

         6.2.     Access and  Investigation.  Between the date of this Agreement
                   -------------------------
and the Closing Date,  Buyer will, and will cause its Representatives to:

                  A. Afford Seller and its Representatives and prospective lenders and their Representatives (collectively, "Seller's Advisors") full and free access to Buyer's personnel, properties (including subsurface testing), contracts, books and records, and other documents and data;

                  B. Furnish Seller and Seller's Advisors with copies of all such contracts, books and records, and other existing documents and data as Seller may reasonably request; and

                  C. Furnish Seller and Seller's Advisors with such additional financial, operating, and other data and information as Seller may reasonably request.

         6.3.     Operation  of the  Business of the  Company.  Between the date
                   -------------------------------------------
of this  Agreement  and the Closing Date, Buyer will:

                  A. Conduct the business of Buyer only in the Ordinary Course of Business;

                  B. Use commercially reasonable efforts to preserve intact the current business organization of Buyer; and
A.       Confer with Seller concerning operational matters of a material nature.

         6.4.     Notification.  Between  the date  of this  Agreement  and  the
                  ------------
Closing Date, Buyer will promptly notify Seller in writing if Buyer becomes aware of any fact or condition that causes or constitutes a Breach of any of Buyer's representations and warranties as of the date of this Agreement, or if Buyer becomes aware of the occurrence after the date of this Agreement of any fact or condition that would (except as expressly contemplated by this Agreement) cause or constitute a Breach of any such representation or warranty had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition.

7.       CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE.

         Buyer's obligation to purchase the Shares and to take the other actions required to be taken by Buyer at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Buyer, in whole or in part):

         7.1.     Accuracy of Representations.
                  ---------------------------

                  A. All of Seller's representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all material respects as of the date of this Agreement, and must be accurate in all material respects as of the Closing Date as if made on the Closing Date, without giving effect to any supplement to the Disclosure Schedule.

                  B. Each of Seller's  representations and warranties in Article
3. must have been accurate in all respects as of the date of this Agreement, and must be accurate in all respects as of the Closing Date as if made on the Closing Date, without giving effect to any supplement to the Disclosure Schedule.

         7.2.     Seller's Performance.
                  --------------------

                  A. All of the covenants and obligations that Seller is required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations (considered individually), must have been duly performed and complied with in all material respects.

                  B. Each document required to be delivered  pursuant to Section
2.4. must have been delivered by closing, and each of the other covenants and obligations in Section 5. must have been performed and complied with in all respects.

                  C. The results of any investigation performed by Buyer in connection with Section 5.1. shall be satisfactory to Buyer in its sole discretion.

         7.3.     Consents.  Each of the Consents  identified in Schedule 3.2 of
                  --------                                       ------------
the Disclosure Schedule must have been obtained and must be in full force and effect.

         7.4.     Additional  Documents.  Seller shall deliver such other
                     ---------------------
documents as Buyer may reasonably request for the purpose of (i) evidencing the accuracy of any of Seller's representations and warranties; (ii) evidencing the performance by Seller of, or the compliance by Seller with, any covenant or obligation required to be performed or complied with by such Seller; (iii) evidencing the satisfaction of any condition referred to in this Section 7. or
(iv) otherwise facilitating the consummation or performance of any of the Contemplated Transactions.

         7.5. No Proceedings. Since the date of this Agreement, there must not have been commenced or Threatened against Buyer, or against any Person affiliated with Buyer, any Proceeding (i) involving any challenge to, or seeking Damages or other relief in connection with, any of the Contemplated Transactions or (ii) that may have the effect of preventing, delaying, making illegal, or otherwise interfering with any of the Contemplated Transactions.

         7.6. No Claim Regarding Stock Ownership or Sale Proceeds. There must not have been made or Threatened by any Person any claim asserting that such Person (i) is the holder or the beneficial owner of, or has the right to acquire or to obtain beneficial ownership of, any stock of, or any other voting, equity, or ownership interest in, any of Seller or (ii) is entitled to all or any portion of the Purchase Price payable for the Shares, except as has been orally disclosed to Buyer.

         7.7. No Prohibition. Neither the consummation nor the performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time), materially contravene, or conflict with, or result in a material violation of, or cause Buyer or any Person affiliated with Buyer to suffer any material adverse consequence under, (i) any applicable Legal Requirement or Order or (ii) any Legal Requirement or Order that has been published, introduced, or otherwise proposed by or before any Governmental Body.

         7.8.     Employment Agreement. On or before the Closing Date, Seller(s)
                   ---------------------
shall have  entered  into an employment agreement with Buyer.

         7.9. Registration of Shares for Seller. Buyer hereby certifies that it intends to file a registration statement under exception rule SB-2, for a block of Buyers common stock. Buyer agrees to allow Seller "piggyback" registration rights of Buyers common stock in an amount so that Seller shall receive a benefit of three hundred thousand dollars ($300,000.00), with half, or $150,000 payable at closing and the remaining $150,000 payable within 90 days after closing. Seller agrees to sell the registered shares through Buyers Investment Banker only, and only in an amount of shares (as deemed by the Investment Banker of Buyer) as not to cause any adverse effect on stock price of Buyer.
8.       CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE.

         Seller's obligation to sell the Shares and to take the other actions required to be taken by Seller at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Seller, in whole or in part):

         8.1. Accuracy of  Representations.  All of Buyer's  representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all material respects as of the date of this Agreement and must be accurate in all material respects as of the Closing Date as if made on the Closing Date.

         8.2.     Buyer's Performance.
                  -------------------

                  A. All of the covenants and obligations that Buyer is required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations (considered individually), must have been performed and complied with in all material respects.

                  B. Buyer must have delivered each of the documents required to be delivered by Buyer pursuant to Section 2.5.

         8.3.     Consents.  Each of the Consents  identified in Schedule 3.2 of
                  --------                                       ------------
the Disclosure Schedule must have been obtained and must be in full force and effect.

         8.4.     Additional  Documents.  Buyer must  have caused the  following
                  ---------------------
documents to be delivered to Seller such other documents as Seller may reasonably request for the purpose of (i) evidencing the accuracy of any representation or warranty of Buyer; (ii) evidencing the performance by Buyer of, or the compliance by Buyer with, any covenant or obligation required to be performed or complied with by Buyer; (iii) evidencing the satisfaction of any condition referred to in this Section 8. or (iv) otherwise facilitating the consummation of any of the Contemplated Transactions.

         8.5.     No  Injunction.   There  must  not  be  in  effect  any  Legal
                  --------------
Requirement or any injunction or other Order that (i) prohibits the sale of the Shares by Seller to Buyer and (ii) has been adopted or issued, or has
otherwise become effective, since the date of this Agreement. 8.6.     8.6
Employment  Agreements.   Buyer  and Frank Noori  shall enter into an Employment
-----------------------
Agreement, in a form to be mutually agreed by the parties.

9.       TERMINATION.

         9.1.     Termination Events.
                  ------------------

         This Agreement may, by notice given prior to or at the Closing, be terminated:

                  A. By either Buyer or Seller if a material Breach of any provision of this Agreement has been committed by the other party and such
 Breach has not been waived;

                  B.       (i)      By Buyer if any of the conditions in Section
7. have not been satisfied as of the Closing Date or if satisfaction of such a condition is or becomes impossible (other than through the failure of Buyer to comply with its obligations under this Agreement) and Buyer has not waived such condition on or before the Closing Date;
                           (ii)     By  Seller,  if  any  of the  conditions  in
Section 7. have not been satisfied of the Closing Date or if satisfaction of such a condition is or becomes impossible (other than through the failure of Seller to comply with their obligations under this Agreement) and Seller has not waived such condition on or before the Closing Date; or

                  C. By mutual consent of Buyer and Seller; or

                  D. By either Buyer or Seller if the Closing has not occurred (other than through the failure of any party seeking to terminate this Agreement to comply fully with its obligations under this Agreement) on or before June 29, 2000, or such later date as the parties may agree upon.

         9.2.  Effect of  Termination.  Each party's right of termination  under
Section 9.1. is in addition to any other rights it may have under this Agreement or otherwise, and the exercise of a right of termination will not be an election of remedies. If this Agreement is terminated pursuant to Section 9.1., all further obligations of the parties under this Agreement will terminate, except that the obligations in Sections 12.1. and 12.3. will survive; provided, however, that if this Agreement is terminated by a party because of the Breach of the Agreement by the other party or because one (1) or more of the conditions to the terminating party's obligations under this Agreement is not satisfied as a result of the other party's failure to comply with its obligations under this Agreement, the terminating party's right to pursue all legal remedies will survive such termination unimpaired.

10.      INDEMNIFICATION; REMEDIES.

         10.1.    Agreement  by  Seller  to  Indemnify.    Seller  (the  "Seller
                  ---------------------------------
Indemnifying Party"), agrees that they will indemnify and hold Buyer harmless in respect of the aggregate of all indemnifiable Damages of Buyer.

         For this purpose, "indemnifiable Damages" of Buyer means the aggregate of all Damages incurred or suffered by Buyer resulting from:

                  A. Any inaccurate representation or warranty made by Seller in or pursuant to this Agreement;

                  B. Any default in the performance of any of the covenants or agreements made by Seller in this Agreement; or

                  C. The failure of any Seller to pay, discharge or perform any liability or obligation of Seller or of Seller resulting from the operation of Seller's business prior to the Closing Date.

         With respect to the measurement of "Indemnifiable Damages", Buyer shall have the right to be put in the same financial position as it would have been had each of the representations and warranties of Seller been true and correct and had each of the covenants of Seller been performed in full.

         The amount of any indemnifiable Damages otherwise payable to Buyer hereunder shall be reduced if the indemnifiable Damages incurred by Buyer will provide Buyer with income tax deductions or credits. The amount of the reduction shall be the amount of the actual cash tax savings realized by Buyer as a result of such deductions or credits, discounted to its present value as of the date of the payment of the indemnifiable Damages from the date such indemnifiable Damages were incurred by Buyer at the rate of interest charged on such date by the Internal Revenue Service on underpayment of taxes.

         The foregoing obligation of Seller Indemnifying Party to indemnify Buyer shall be subject to each of the following principles or qualifications:

                  2. Each of the representations and warranties made by Seller in this Agreement or pursuant hereto, shall survive for a period of one (1) year after the Closing; provided, however, that the representations and warranties made by Seller to the extent they relate to Seller's title to the Shares shall survive forever and that the representations and warranties made by Seller and Shareholder in Section 3.8. hereof ("Taxes") shall in each case survive until the first (1st) anniversary of the later of:

                           A. The date on which applicable  period of limitation
on assessment or refund of tax has expired; or

                           B. The date on which the applicable taxable  year (or
portion  thereof)  has been closed.

         No claim for the recovery of indemnifiable Damages may be asserted by Buyer against Seller Indemnifying Party or their successors in interest after such representations and warranties shall be thus extinguished; provided, however, that claims first asserted in writing within the applicable period shall not thereafter be barred.

         10.2. Agreements by Buyer to Indemnify. Buyer (the "Buyer Indemnifying Party"), agrees to indemnify and hold Seller (the "Seller Indemnified Party") harmless in respect of the aggregate of all indemnifiable Damages of any of Seller Indemnified Parties.

         For this purpose, "indemnifiable Damages" of the of Seller Indemnified Party means the aggregate of all Damages incurred or suffered by the Seller Indemnified Party resulting from:

                  A. Any inaccurate representation or warranty made by Buyer or pursuant to this Agreement; or

                  B. Any default in the performance of any of the covenants or agreements made by Buyer in this Agreement.

         With respect to the measurement of "Indemnifiable Damages", the Seller Indemnified Party shall have the right to be put in the same financial position as they would have been had each of the representations and warranties of Buyer Indemnifying Party been true and correct and had each of the covenants of Buyer Indemnifying Party been performed in full.

         The amount of any indemnifiable Damages otherwise payable to any Seller Indemnified Party hereunder shall be reduced if the indemnifiable Damages incurred by Seller Indemnified Party will provide such Party with income tax deductions or credits. The amount of the reduction shall be the amount of the actual cash tax savings realized by Seller Indemnified Party as a result of such deductions or credits discounted to its present value as of the date of the payment of the indemnifiable Damages from the date such indemnifiable Damages were incurred by Seller Indemnified Party at the rate of interest charged on such date by the Internal Revenue Service on underpayment of taxes.

         The foregoing obligation of Buyer Indemnifying Party to indemnify Seller Indemnified Party shall be subject to each of the following principles or qualifications:

                  10.2.1 Each of the representations and warranties made by Buyer in Article 4 of this Agreement shall survive for a period of one (1) year after the Closing Date, and thereafter all such representations and warranties shall be extinguished.

         No claim for the recovery of  indemnifiable  Damages pursuant to clause
(i) of Section 10.2. may be asserted by Seller Indemnified Party against Buyer Indemnifying Party or its successors in interest after such representations and warranties shall be thus extinguished; provided, however, that claims first asserted in writing within the applicable period shall not thereafter be barred.

         10.3. Matters Involving Third Parties. If any third party shall notify Buyer or Seller (the "Indemnified Party") with respect to any matter which may give rise to a claim for indemnification against any other Party (the "Indemnifying Party") under this Section 10., then the Indemnified Party shall notify each Indemnifying Party thereof promptly; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any liability or obligation hereunder unless (and then solely to the extent that) the Indemnifying Party thereby is Damaged.

         If any Indemnifying Party notifies the Indemnified Party within fifteen
(15) days after the Indemnified Party has given notice of the matter that the Indemnifying Party is assuming the defense thereof, then:

                  A. The Indemnifying Party will defend the Indemnified Party against the matter with counsel of its choice satisfactory to the Indemnified Party;

                  B. The Indemnified Party may retain separate co-counsel at its sole cost and expense (except that the Indemnifying Party will be responsible for the fees and expenses of the separate co-counsel to the extent the Indemnified Party concludes that the counsel the Indemnifying Party has selected has a conflict of interest);

                  C.The Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the matter without the written consent of the Indemnifying Party (not to be withheld or delayed unreasonably); and

                  D. The Indemnifying Party will not consent to the entry of any judgment with respect to the matter, or enter into any settlement which does not include a provision whereby the plaintiff or claimant in the matter releases the Indemnified Party from all liability with respect thereto, without the written consent of the Indemnified Party (not to be withheld or delayed unreasonably).

         If no Indemnifying  Party notifies the Indemnified Party within fifteen
(15) days after the Indemnified Party has given notice of the matter that the Indemnifying Party is assuming the defense thereof, then the Indemnified Party may defend against, or enter into any settlement with respect to, the matter in any manner it may deem appropriate.

         10.4. Limitations on Indemnification. Notwithstanding the provisions of Sections 10.1 or 10.2 hereof, neither party shall have any liability to indemnify the other until and to the extent that the aggregate amount of indemnifiable claims hereunder equals or exceeds $5,000, and the cap on any indemnification claims hereunder shall in no event exceed an amount equal to one half of the value of Buyer's Stock transferred hereunder valued as of the Closing Date.

11.      POST-CLOSING AGREEMENTS.

         11.1.    Consistency  in  Reporting.  Each  party hereto  agrees  that:
                   --------------------------
(i) the transaction is intended to qualify as a tax-free transaction under the I.R.C.; (ii) the transaction shall be reported for Federal income tax purposes as a tax-free transaction; (iii) for purposes of all financial statements, tax returns and reports, and communications with third parties, the transactions contemplated in this agreement and ancillary or collateral transactions will be treated as a tax-free transaction; and (iv) if the characterization of any transaction contemplated in this agreement or any ancillary or collateral transaction is challenged, each party hereto will testify, affirm and ratify that the characterization contemplated in such agreement was with the characterization intended by the party; provided, however, that nothing herein shall be construed as giving rise to any obligation if the reporting position is determined to be incorrect by final decision of a court of competent jurisdiction. 12. GENERAL PROVISIONS.

         12.1. Expenses. Except as otherwise expressly provided in this Agreement, each party to this Agreement will bear its respective expenses incurred in connection with the preparation, execution, and performance of this Agreement and the Contemplated Transactions, including all fees and expenses of agents, representatives, counsel, and accountants.

         Seller will cause the Company not to incur any out-of-pocket expenses in connection with the Contemplated Transactions. In the event of termination of this Agreement, the obligation of each party to pay its own expenses will be subject to any rights of such party arising from a breach of this Agreement by another party.

         12.2. Public Announcements. Any public announcement or similar publicity with respect to this Agreement or the Contemplated Transactions will be issued, if at all, at such time and in such manner as Buyer determines. Unless consented to by Buyer in advance or required by Legal Requirements, prior to the Closing, Seller shall, and shall cause the Company to, keep this Agreement strictly confidential and may not make any disclosure of this Agreement to any Person.

         Seller and Buyer will consult with each other concerning the means by which the Company's employees, customers, and suppliers and others having dealings with Seller will be informed of the Contemplated Transactions, and Buyer will have the right to be present for any such communication.

         12.3. Confidentiality. Between the date of this Agreement and the Closing Date, Buyer and Seller will maintain in confidence, and will cause the directors, officers, employees, agents, and advisors of Buyer and the Company to maintain in confidence, and not use to the detriment of another party or the Company any written, oral, or other information obtained in confidence from another party or an Seller in connection with this Agreement or the Contemplated Transactions, unless:

                  A. Such information is already known to such party or to others not bound by a duty of confidentiality or such information becomes publicly available through no fault of such party;

                  B. The use of such information is necessary or appropriate in making any filing or obtaining any consent or approval required for the consummation of the Contemplated Transactions; or

                  C. The furnishing or use of such information is required by or necessary or appropriate in connection with legal proceedings.

         If the Contemplated Transactions are not consummated, each party will return or destroy as much of such written information as the other party may reasonably request. Whether or not the Closing takes place, Seller waives, and will upon Buyer's request cause Seller to waive, any cause of action, right, or claim arising out of the access of Buyer or its representatives to any trade secrets or other confidential information of the Company.

         12.4. Notices. All notices, consents, waivers, and other communications under this Agreement must be in writing and will be deemed to have been duly given when (i) delivered by hand (with written confirmation of receipt); (ii) sent by telecopier (with written confirmation of receipt), provided that a copy is mailed by registered mail, return receipt requested or (iii) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):

                  Seller:
                                        IET Startek, Inc.
                                        5050 Oakbrook Parkway, Suite 100
                                        Norcross, GA 30093
                                        Attn:        Frank Noori

                  With a copy to:
                                        Bill Nesbitt, Esq.


                  Buyer:                Elite Technologies, Inc.
                                        6991 Peachtree Industrial Blvd.
                                        Suite 320
                                        Norcross, GA  30092

                  With a copy to:       Morris, Manning & Martin, L.L.P.
                                        1600 Atlanta Financial Center
                                        3343 Peachtree Road, N.E.
                                        Atlanta, Georgia 30326-1044
                                        Attention:   Bryan G. Harrison, Esq.
                                        Telecopy No.:  (404) 365-9532

         12.5. Jurisdiction; Service of Process. Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement may be brought against any of the parties in the courts of the State of Georgia, County of Gwinnett, or, if it has or can acquire jurisdiction, in the United States District Court for the Northern District of Georgia, and each of the parties consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on any party anywhere in the world.

         12.6. Further Assurances. The parties agree (i) to furnish upon request to each other such further information; (ii) to execute and deliver to each other such other documents and (iii) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement and the documents referred to in this Agreement.

         12.7. Waiver. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power, or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege.

         To the maximum extent permitted by applicable law:

                  A. No claim or right arising out of this Agreement or the documents referred to in this Agreement can be discharged by one (1) party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party;

                  B. No waiver that may be given by a party will be applicable except in the specific instance for which it is given; and

                  C. No notice to or demand on one (1) party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

         12.8. Entire Agreement and Modification. This Agreement supersedes all prior agreements between the parties with respect to its subject matter (including the Letter of Intent between Buyer and Seller) and constitutes (along with the documents referred to in this Agreement) a complete and exclusive statement of the terms of the agreement between the parties with respect to its subject matter. This Agreement may not be amended except by a written agreement executed by the party to be charged with the amendment.

         12.9.    Disclosure Schedule.
                  -------------------

                  A. The disclosures in the Disclosure Schedule, and those in any Supplement thereto, must relate only to the representations and warranties in the Section of the Agreement to which they expressly relate and not to any other representation or warranty in this Agreement.

                  B. In the event of any inconsistency between the statements in the body of this Agreement and those in the Disclosure Schedule (other than an exception expressly set forth as such in the Disclosure Schedule with respect to a specifically identified representation or warranty), the statements in the body of this Agreement will control.

         12.10. Assignments, Successors and No Third-Party Rights. Neither party may assign any of its rights under this Agreement without the prior consent of the other parties, which will not be unreasonably withheld, except that Buyer may assign any of its rights under this Agreement to any Subsidiary of Buyer. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties.

         Nothing expressed or referred to in this Agreement will be construed to give any Person other than the parties to this Agreement any legal or equitable right, remedy, or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement and their successors and assigns.

         12.11. Severability. If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement will remain in full force and effect. Any provision of this Agreement held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

         12.12. Section Headings; Construction. The headings of Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Agreement. All words used in this Agreement will be construed to be of such gender or number as the circumstances require. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

         12.13.   Time of  Essence.  With  regard to all dates and time  periods
                  ----------------
set forth or  referred  to in this Agreement, time is of the essence.

         12.14.   Governing  Law.  This Agreement  will be governed  by the laws
                      --------------
of the State of  Georgia  without regard to conflicts of laws principles.

         12.15.   Counterparts.  This Agreement  may be executed in  one or more
                  ------------
counterparts, each of which will be deemed to be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement.

                            Stock Purchase Agreement

                                   Made as of

                                 March 15, 2000,

                                     Between

                            Elite Technologies, Inc.,
                                     Buyer,

                                       and

                          Ace Manufacturing Group, Ltd.
                        S. Randy Ragsdale, Individually,
                                    Seller(S)

                                Table of Contents

                                                                           Page


1.       DEFINITIONS.                                                         1


         1.1.                                              "APPLICABLE CONTRACT"
         1
         1.2.                                                           "BREACH"
         1
         1.3.                                                            "BUYER"
         1
         1.4.                                                    "BUYER'S STOCK"
         1
         1.5.                                                          "CLOSING"
         1
         1.6.                                                     "CLOSING DATE"
         1
         1.8.                                                          "CONSENT"
         1
         1.9.                                        "CONTEMPLATED TRANSACTIONS"
         2
         1.10.                                                        "CONTRACT"
         2
         1.11.                                                         "DAMAGES"
         2
         1.12.                                             "DISCLOSURE SCHEDULE"
         2
         1.13.                                                     "ENCUMBRANCE"
         2
         1.14.                                      "ENVIRONMENTAL REQUIREMENTS"
         2
         1.15.                                                           "ERISA"
         2
         1.16.                                                      "FACILITIES"
         2
         1.17.                                                            "GAAP"
         3
         1.18.                                      "GOVERNMENTAL AUTHORIZATION"
         3
         1.19.                                               "GOVERNMENTAL BODY"
         3
         1.20.                                                             "IRC"
         3
         1.21.                                                             "IRS"
         3
         1.22.                                                       "KNOWLEDGE"
         3
         1.23.                                               "LEGAL REQUIREMENT"
         3
         1.24.                                                "OPERATING INCOME"
         3
         1.25.                                                           "ORDER"
         4
         1.26.                                     "ORDINARY COURSE OF BUSINESS"
         4
         1.27.                                        "ORGANIZATIONAL DOCUMENTS"
         4
         1.28.                                                          "PERSON"
         4
         1.29.                                                            "PLAN"
         4
         1.30.                                                      "PROCEEDING"
         4
         1.31.                                                  "RELATED PERSON"
         4
         1.32.                                                  "REPRESENTATIVE"
         5
         1.33.                                                  "SECURITIES ACT"
         5
         1.34.                                                          "SELLER"
         5
         1.35.                                                          "SHARES"
         5
         1.36.                                                      "SUBSIDIARY"
         6
         1.37.                                                      "TAX RETURN"
         6
         1.38.                                                      "THREATENED"
         6


2.       TRANSFER OF SHARES; REIMBURSEMENT AMOUNT; CLOSING.                   6
--------------------------------------------------------------------------------


         2.1.                                                            SHARES.
         ----                                                             ------
         6
         2.2.                                                     BUYER'S STOCK.
         ----                                                      -------------
         6
         2.3.                                                           CLOSING.
         ----                                                            -------
         6
         2.4.                                               CLOSING OBLIGATIONS.
         ----                                                -------------------
         6


3.       REPRESENTATIONS AND WARRANTIES OF SELLER.                            7


         3.1.                                    ORGANIZATION AND GOOD STANDING.
         ----                                     ------------------------------
         7
         3.2.                                            AUTHORITY; NO CONFLICT.
         ----                                             ----------------------
         8
         3.3.                                                    CAPITALIZATION.
         ----                                                     --------------
         9
         3.4.                                              FINANCIAL STATEMENTS.
         ----                                               --------------------
         9
         3.5.                                                 BOOKS AND RECORDS.
         ----                                                  -----------------
         9
         3.6.                                 TITLE TO PROPERTIES; ENCUMBRANCES.
         ----                                  ---------------------------------
         10
         3.7.                                        NO UNDISCLOSED LIABILITIES.
         ----                                         --------------------------
         10
         3.8.                                                             TAXES.
         ----                                                              -----
         11
         3.9.                                        NO MATERIAL ADVERSE CHANGE.
         ----                                         --------------------------
         11
         3.10.                                        EMPLOYEE BENEFITS MATTERS.
         -----                                         -------------------------
         11
         3.11.  COMPLIANCE WITH LEGAL REQUIREMENTS; GOVERNMENTAL AUTHORIZATIONS.
         -----   ---------------------------------------------------------------
         12
         3.12.                                        LEGAL PROCEEDINGS; ORDERS.
         -----                                         -------------------------
         13
         3.13.                            ABSENCE OF CERTAIN CHANGES AND EVENTS.
         -----                             -------------------------------------
         14
         3.14.                                           CONTRACTS; NO DEFAULTS.
         -----                                            ----------------------
         15
         3.15.                                                        INSURANCE.
         -----                                                         ---------
         16
         3.16.                                            ENVIRONMENTAL MATTERS.
         -----                                             ---------------------
         17
         3.17.                                                 EMPLOYEE MATTERS.
         -----                                                  ----------------
         17
         3.18.                      INTELLECTUAL PROPERTY RIGHTS OF THE COMPANY.
         -----                       -------------------------------------------
         17
         3.19.                                                 CERTAIN PAYMENTS.
         -----                                                  ----------------
         19
         3.20.                                                       DISCLOSURE.
         -----                                                        ----------
         20
         3.21.                                               BROKERS OR FINDERS.
         -----                                                ------------------
         20


4.       REPRESENTATIONS AND WARRANTIES OF BUYER.                            20


         4.1.                                    ORGANIZATION AND GOOD STANDING.
         ----                                     ------------------------------
         20
         4.2.                                                         AUTHORITY.
         ----                                                          ---------
         20
         4.3.                                                 INVESTMENT INTENT.
         ----                                                  -----------------
         20
         4.4.                                               CERTAIN PROCEEDINGS.
         ----                                                -------------------
         21
         4.5.                                                BROKERS OR FINDERS.
         ----                                                 ------------------
         21


5.       COVENANTS OF SELLER PRIOR TO CLOSING DATE.                          21
--------------------------------------------------------------------------------


         5.1.                                          ACCESS AND INVESTIGATION.
         ----                                           ------------------------
         21
         5.2.                          OPERATION OF THE BUSINESS OF THE COMPANY.
         ----                           ----------------------------------------
         21
         5.3.                                                 NEGATIVE COVENANT.
         ----                                                  -----------------
         22
         5.4.                                                REQUIRED APPROVALS.
         ----                                                 ------------------
         22
         5.5.                                                      NOTIFICATION.
         ----                                                       ------------
         22
         5.6.                                                    NO NEGOTIATION.
         ----                                                     --------------
         22
         5.7.                                          CLOSING OF BANK ACCOUNTS.
         ----                                           ------------------------
         23


6.       COVENANTS OF BUYER PRIOR TO CLOSING DATE.                           23
--------------------------------------------------------------------------------


         6.1.             APPROVALS OF GOVERNMENTAL BODIES/THIRD PARTY CONSENTS.
         ----              -----------------------------------------------------
         23
         6.2.                                          ACCESS AND INVESTIGATION.
         ----                                           ------------------------
         23
         6.3.                          OPERATION OF THE BUSINESS OF THE COMPANY.
         ----                           ----------------------------------------
         23
         6.4.                                                      NOTIFICATION.
         ----                                                       ------------
         24


7.       CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE.                24
--------------------------------------------------------------------------------


         7.1.                                       ACCURACY OF REPRESENTATIONS.
         ----                                        ---------------------------
         24
         7.2.                                              SELLER'S PERFORMANCE.
         ----                                               --------------------
         24
         7.3.                                                          CONSENTS.
         ----                                                           --------
         24
         7.4.                                              ADDITIONAL DOCUMENTS.
         ----                                               --------------------
         24
         7.5.                                                    NO PROCEEDINGS.
         ----                                                     --------------
         25
         7.6.               NO CLAIM REGARDING STOCK OWNERSHIP OR SALE PROCEEDS.
         ----                ---------------------------------------------------
         25
         7.7.                                                    NO PROHIBITION.
         ----                                                     --------------
         25
         7.8.                                              EMPLOYMENT AGREEMENT.
         ----                                               --------------------
         25
         7.9.                                 REGISTRATION OF SHARES FOR SELLER.
         ----                                  ---------------------------------
         25


8.       CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE.               25
--------------------------------------------------------------------------------


         8.1.                                       ACCURACY OF REPRESENTATIONS.
         ----                                        ---------------------------
         25
         8.2.                                               BUYER'S PERFORMANCE.
         ----                                                -------------------
         25
         8.3.                                                          CONSENTS.
         ----                                                           --------
         26
         8.4.                                              ADDITIONAL DOCUMENTS.
         ----                                               --------------------
         26
         8.5.                                                     NO INJUNCTION.
         ----                                                      -------------
         26


9.       TERMINATION.                                                        26


         9.1.                                                TERMINATION EVENTS.
         ----                                                 ------------------
         26
         9.2.                                             EFFECT OF TERMINATION.
         ----                                              ---------------------
         27


10.      INDEMNIFICATION; REMEDIES.                                          27
--------------------------------------------------------------------------------

         10.1.                                 AGREEMENT BY SELLER TO INDEMNIFY.
         -----                                  --------------------------------
         27
         10.2.                                 AGREEMENTS BY BUYER TO INDEMNIFY.
         -----                                  --------------------------------
         28
         10.3.                                  MATTERS INVOLVING THIRD PARTIES.
         -----                                   -------------------------------
         29


11.      POST-CLOSING AGREEMENTS.                                            30
--------------------------------------------------------------------------------


         11.1.                                         CONSISTENCY IN REPORTING.
         -----                                          ------------------------
         30


12.      GENERAL PROVISIONS.                                                 30
--------------------------------------------------------------------------------


         12.1.                                                         EXPENSES.
         -----                                                          --------
         30
         12.2.                                             PUBLIC ANNOUNCEMENTS.
         -----                                              --------------------
         30
         12.3.                                                  CONFIDENTIALITY.
         -----                                                   ---------------
         30
         12.4.                                                          NOTICES.
         -----                                                           -------
         31
         12.5.                                 JURISDICTION; SERVICE OF PROCESS.
         -----                                  --------------------------------
         32
         12.6.                                               FURTHER ASSURANCES.
         -----                                                ------------------
         32
         12.7.                                                           WAIVER.
         -----                                                            ------
         32
         12.8.                                ENTIRE AGREEMENT AND MODIFICATION.
         -----                                 ---------------------------------
         32
         12.9.                                              DISCLOSURE SCHEDULE.
         -----                                               -------------------
         33
         12.10.               ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS.
         ------                -------------------------------------------------
         33
         12.11.                                                    SEVERABILITY.
         ------                                                     ------------
         33
         12.12.                                  SECTION HEADINGS; CONSTRUCTION.
         ------                                   ------------------------------
         33
         12.13.                                                 TIME OF ESSENCE.
         ------                                                  ---------------
         33
         12.14.                                                   GOVERNING LAW.
         ------                                                    -------------
         33
         12.15.                                                    COUNTERPARTS.
         ------                                                     ------------
         33

                            Stock Purchase Agreement


         THIS STOCK PURCHASE AGREEMENT ("Agreement") is made as of March 15, 2000, by Elite Technologies, Inc., a Texas corporation, ("Buyer"), and AMG, LTD., a Georgia Corporation, Stephen Randy Ragsdale, individually and collectively hereinafter referred to as ("Seller").

                                    RECITALS:

         Seller desire to sell, and Buyer desires to purchase, all of the issued and outstanding shares (the "Shares") of capital stock of Ace Manufacturing Group, LTD. for the consideration and on the terms set forth in this Agreement.

                                    AGREEMENT

         The parties, intending to be legally bound, agree as follows:
DEFINITIONS.

         For purposes of this Agreement, the following terms have the meanings specified or referred to in this Section 1.:

          "Applicable Contract" - any Contract (i) under which Seller or Company has or may acquire any rights; (ii) under which Seller or Company has or may become subject to any obligation or liability or (iii) by which Seller or Company or any of the assets owned or used by it is or may become bound.

          "Breach" - a "Breach" of a representation, warranty, covenant, obligation, or other provision of this Agreement or any instrument delivered pursuant to this Agreement will be deemed to have occurred if there is or has been (i) any inaccuracy in or breach of, or any failure to perform or comply with, such representation, warranty, covenant, obligation, or other provision or
(ii) any claim (by any Person) or other occurrence or circumstance that is or was inconsistent with such representation, warranty, covenant, obligation, or other provision, and the term "Breach" means any such inaccuracy, breach, failure, claim, occurrence or circumstance.

         "Buyer" - as defined in the first paragraph of this Agreement.

         "Buyer's Stock" - 500,000 restricted shares of Seller's capital stock.

         "Closing" - as defined in Section 2.4.

         "Closing Date" - the date and time as of which the Closing actually takes place.

         1.7      "Company" - Ace Manufacturing Group, Ltd.

         "Consent" - any approval, consent, ratification, waiver, or other authorization (including any Governmental Authorization).

         "Contemplated Transactions" - all of the transactions contemplated by this Agreement, including:

         A.       The transfer of the Shares by Seller to Buyer;

         B. The execution, delivery, and performance of the Closing Obligations set forth in Section 2.5;

         C.       The  performance  by   Buyer  and  Seller of their  respective
covenants and  obligations  under this Agreement;

         D. Buyer's acquisition and ownership of the Shares and exercise of control over the Company; and

         E.       The transfer of Buyer's Stock to Seller; and

         F.       Payment by Buyer to Seller of the Reimbursement Amount.

         "Contract"  -  any  agreement,   contract,   obligation,   promise,  or
undertaking (whether written or oral and whether express or implied) that is legally binding.

         "Damages" - any loss, liability, claim, damages (including, without limitation, incidental and consequential damages), expense (including, without limitation, costs of investigation and defense and reasonable attorneys' fees) or diminution of value, whether or not involving a third party.

         "Disclosure Schedule" - the disclosure schedule delivered by Seller to Buyer concurrently with the execution and delivery of this Agreement.

         "Encumbrance" - any charge, claim, community property interest, condition, equitable interest, lien, option, pledge, security interest, right of first refusal, or restriction of any kind, including any restriction on use, voting, transfer, receipt of income, or exercise of any other attribute of ownership.

         "Environmental Requirements" - means federal, state and local laws relating to pollution or protection of the environment, including laws or provisions relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, or hazardous or toxic materials, substances, or wastes into air, surface water, groundwater, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants or hazardous or toxic materials, substances, or wastes.

         "ERISA" - the Employee Retirement Income Security Act of 1974 or any successor law, and regulations and rules issued pursuant to that Act or any successor law.

          "Facilities" - any real property, leaseholds, or other interests currently or formerly owned or operated by Seller and any buildings, plants, structures, or equipment (including motor vehicles) currently or formerly owned or operated by Seller.

         "GAAP" - generally accepted United States accounting principles, applied on a basis consistent with the basis on which the financial statements referred to in Section 3.4. were prepared.

         "Governmental Authorization" - any approval, consent, license, permit, waiver, or other authorization issued, granted, given, or otherwise made available by or under the authority of any Governmental Body or pursuant to any Legal Requirement.

         "Governmental Body" - any:

                  A.       Nation,   state,   county,   city,   town,   village,
district,  or other  jurisdiction of any nature;

                  B. Federal, state, local, municipal, foreign, or other government;

                  C. Governmental or quasi-governmental authority of any nature (including any governmental agency, branch, department, official, or entity and any court or other tribunal);

                  D.       Multi-national organization or body; or

                  E.       Body   exercising,  or  entitled   to  exercise,  any
administrative, executive, judicial, legislative, police, regulatory, or taxing authority or power of any nature.

         "IRC" - the Internal Revenue Code of 1986 or any successor law, and regulations issued by the IRS pursuant to the Internal Revenue Code or any successor law.

         "IRS" - the United States Internal Revenue Service or any successor agency, and, to the extent relevant, the United States Department of the Treasury.

         "Knowledge" - an individual will be deemed to have "Knowledge" of a particular fact or other matter if:

         A. Such individual is actually aware of such fact or other matter; or

         B. A prudent individual given his position with the Company could be reasonably expected to discover or otherwise become aware of such fact or other matter.

         "Legal Requirement" - any federal, state, local, municipal, foreign, international, multinational, or other administrative order, constitution, law, ordinance, principle of common law, regulation, statute, or treaty.

         "Operating Income" - means the net income of the Company determined in accordance with GAAP before income taxes and after all other charges except:

         A. Unless otherwise approved by Buyer, any general and administrative expense (i.e., allocation of the Company's general corporate overhead)
attributable to the Company and all subsidiaries of the Company that is not directly related to the operation of the Company in the Ordinary Course of Business; provided, however, Operating Income shall include reimbursement by Seller of expenses at a fair market price mutually agreed to by Buyer and Seller for expenses previously incurred by Seller, but that have for administrative convenience or efficiency reasons been centralized with Buyer; and

         B. Any amortization of goodwill of the Company and all Subsidiaries of the Company.

         C. In the event that certain expenses incurred by the Seller are for the principal or partial benefit of the Company or other subsidiaries of the Company, then the parties hereto shall endeavor to track and determine in a fair and equitable manner that portion of such expenses that should fairly and reasonably be allocated to the Company or such other subsidiaries of the Company, and therefore not included in arriving at Operating Income for purposes of this Agreement.

         "Order" - any award,  decision,  injunction,  judgment,  order, ruling,
subpoena,  or  verdict  entered,   issued,  made,  or  rendered  by  any  court,
administrative agency, or other Governmental Body or by any arbitrator.

         "Ordinary Course of Business" - an action taken by a Person will be deemed to have been taken in the "Ordinary Course of Business" only if:

         A. Such action is consistent with the past practices of such Person and is taken in the ordinary course of the normal day-to-day operations of such Person;

         B. Such action is not required to be authorized by the board of directors of such Person (or by any Person or group of Persons exercising similar authority); and

         C. Such action is similar in nature and magnitude to actions customarily taken, without any authorization by the board of directors (or by any Person or group of Persons exercising similar authority), in the ordinary course of the normal day-to-day operations of other Persons that are in the same line of business as such Person.

         "Organizational  Documents"  -  (i)  the  Articles  or  Certificate  of
Incorporation and the Bylaws of a corporation; (ii) any charter or similar document adopted or filed in connection with the creation, formation, or organization of a Person and (iii) any amendment to any of the foregoing.

         "Person" - any individual, corporation (including any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union, or other entity or Governmental Body.

         "Plan" - as defined in Section 3.10.1.

         "Proceeding" - any action, arbitration, audit, hearing, investigation, litigation, or suit (whether civil, criminal, administrative, investigative, or informal) commenced, brought, conducted, or heard by or before, or otherwise involving, any Governmental Body or arbitrator.

         "Related Person" - with respect to a particular individual:

         A.Each other member of such individual's Family;

         B.Any  Person  that   is  directly  or  indirectly  controlled  by such
individual  or one (1) or more members of such individual's Family;

         C.Any Person in which such individual or members of such individual's Family hold (individually or in the aggregate) a Material Interest; and

         D. Any Person with respect to which such individual or one (1) or more members of such individual's Family serves as a director, officer, partner, executor, or trustee (or in a similar capacity).

         With respect to a specified Person other than an individual:

         A. Any Person that directly or indirectly controls, is directly or indirectly controlled by, or is directly or indirectly under common control with such specified Person;

         B. Any Person that holds a Material Interest in such specified Person;

         C. Each Person that serves as a director, officer, partner, executor, or trustee of such specified Person (or in a similar capacity);

         D. Any Person in which such specified Person holds a Material Interest;

         E. Any Person with respect to which such specified Person serves as a general partner or a trustee (or in a similar capacity); and

         Any Related Person of any individual described in clause B. or C.

         For purposes of this definition, (i) the "Family" of an individual includes (1) the individual; (2) the individual's spouse and former spouses; (3) any other natural person who is related to the individual or the individual's spouse within the second degree and (4) any other natural person who resides with such individual and (2) "Material Interest" means direct or indirect beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of voting securities or other voting interests representing at least [five percent (5%)] of the outstanding voting power of a Person or equity securities or other equity interests representing at least [five percent (5%)] of the outstanding equity securities or equity interests in a Person.

         "Representative" - with respect to a particular Person, any director, officer, employee, agent, consultant, advisor, or other representative of such Person, including legal counsel, accountants, and financial advisors.

         "Securities Act" - the Securities Act of 1933 or any successor law, and regulations and rules issued pursuant to that Act or any successor law.

         "Seller" - as defined in the first paragraph of this Agreement.

         "Shares" - as defined in the Recitals of this Agreement.

         "Subsidiary" - with respect to any Person (the "Owner"), any corporation or other Person of which securities or other interests having the power to elect a majority of that corporation's or other Person's board of directors or similar governing body, or otherwise having the power to direct the business and policies of that corporation or other Person (other than securities or other interests having such power only upon the happening of a contingency that has not occurred) are held by the Owner or one (1) or more of its Subsidiaries; [when used without reference to a particular Person, "Subsidiary" means a Subsidiary of the Company].

         "Tax Return" - any return (including any information return), report, statement, schedule, notice, form, or other document or information filed with or submitted to, or required to be filed with or submitted to, any Governmental Body in connection with the determination, assessment, collection, or payment of any Tax or in connection with the administration, implementation, or enforcement of or compliance with any Legal Requirement relating to any Tax.

         "Threatened" - a claim, Proceeding, dispute, action, or other matter will be deemed to have been "Threatened" if any demand or statement has been made (orally or in writing) or any notice has been given (orally or in writing), that would lead a prudent Person to conclude that such a claim, Proceeding, dispute, action, or other matter is likely to be asserted, commenced, taken, or otherwise pursued in the future. TRANSFER OF SHARES; REIMBURSEMENT AMOUNT; CLOSING.

         Shares.  In exchange for the transfer of Buyer's Stock, as set forth in
Section 2.2, and subject to the terms and conditions of this Agreement, at the Closing, Seller will transfer the Shares to Buyer.

         Buyer's  Stock.  In exchange for the transfer of Shares as set forth in
Section 2.1, and subject to the terms and conditions of this Agreement, at the Closing, Buyer shall transfer to Seller the Buyer's Stock.

         Closing. The purchase and sale (the "Closing") provided for in this Agreement will take place at the offices of Morris, Manning & Martin, L.L.P., at 1600 Atlanta Financial Center, 3343 Peachtree Road, N.E., Atlanta, Georgia 30326, at 10:00 a.m. (local time) on March 31, 2000, or at such other time and place as the parties may agree. Except as otherwise provided in Section 9., failure to consummate the purchase and sale provided for in this Agreement on the date and time and at the place determined pursuant to this Section 2.3. will not result in the termination of this Agreement and will not relieve any party of any obligation under this Agreement.

         Closing Obligations.  At the Closing:
         -------------------

                  A.       Seller will deliver to Buyer:

                           (i)      Certificates.   Certificates    representing
                                     ------------
the Shares, duly endorsed (or accompanied by duly executed stock powers) for transfer to Buyer;

                           (ii)     Good Standing Certificate. Seller shall have
                                      --------------------------
delivered to Buyer a certificate evidencing the good standing of the Company as of a recent practicable date;

                           (iii)    Certificate.  A certificate substantially in
                                     -----------
the form of Exhibit A  hereto, executed by Seller  representing  and  warranting
            ---------
to Buyer that each of Seller's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date (giving full effect to any supplements to the Disclosure Schedule that were delivered by Seller to Buyer prior to the Closing Date in accordance with
Section 5.5.); and

                           (iv)     Mutual Release. Seller shall have  delivered
                                    --------------
to Buyer a mutual release, executed by Seller, substantially in the form of Exhibit B to be attached at closing
-----------------------------------

                           (v)      All    Corporate    records,   organzational
documents, minutes of Board of Director and Shareholder meetings and corporate seal.

                  B.       Buyer will deliver to Seller:

                           (i)      Certificates.    Certificates   representing
                                     ------------
Buyer's Stock, duly endorsed (or accompanied by duly executed stock powers) for transfer to Seller, or a Board of Directors resolution signifying the order of the transfer of shares to Seller to be effectuated immediately, withou delay;

                           (ii)     Certificate.  A certificate  in  the form of
                                    -----------
Exhibit C  hereto   executed by Buyer  to the effect that,  except as  otherwise
 ---------
stated in such certificate, each of Buyer's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date; and

                           (iii)    Mutual  Release.  Buyer shall have delivered
                                       --------------
to Seller a Mutual Release, executed by Buyer, substantially in the form of Exhibit B to be attached at closing.
-----------------------------------
REPRESENTATIONS AND WARRANTIES OF SELLER.

         Seller represents and warrants to Buyer as follows:

         Organization and Good Standing.
         ------------------------------

                  A. Schedule 3.1 of the Disclosure Schedule contains a complete and accurate list of the Company's name, its jurisdiction of incorporation, other jurisdictions in which it is authorized to do business, and its capitalization (including the identity of each stockholder and the number of shares held by each).

                  The Company is a corporation duly organized, validly existing, and in good standing under the laws of Georgia, with full corporate power and authority to conduct its business as it is now being conducted, to own or use the properties and assets that it purports to own or use, and to perform all its obligations under Applicable Contracts.

                  Seller is duly qualified to do business as a foreign corporation and is in good standing under the laws of each state or other jurisdiction in which either the ownership or use of the properties owned or used by it, or the nature of the activities conducted by it, requires such qualification.

                  B. Seller has made available to Buyer copies of the Organizational Documents of the Company, as currently in effect.

         Authority; No Conflict.
         ----------------------

                  A. This Agreement constitutes the legal, valid, and binding obligation of Seller, enforceable against Seller in accordance with its terms. Upon the execution and delivery by Seller of the closing documents set forth in
Section 2.4A (collectively, the "Seller's Closing Documents"), the Seller's Closing Documents will constitute the legal, valid, and binding obligations of Seller, enforceable against Seller in accordance with their respective terms.

                  Seller has the absolute and unrestricted right, power, authority, and capacity to execute and deliver this Agreement and the Seller's Closing Documents and to perform his obligations under this Agreement and the Seller's Closing Documents.

                  B. Except as set forth in Schedule 3.2 of the Disclosure Schedule, neither the execution and delivery of this Agreement nor the consummation or performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time):

                           (i)      Contravene,  conflict with,  or result in a
violation of (1) any provision of the Organizational Documents of the Company or (2) any resolution adopted by the board of directors or the stockholders of the Company;

                           (ii)     Contravene,  conflict   with,  or  result in
a violation of, or give any Governmental Body or other Person the right to challenge any of the Contemplated Transactions or to exercise any remedy or obtain any relief under, any Legal Requirement or any Order to which Seller or the Company, or any of the assets owned or used by Seller, may be subject;

                           (iii)    Contravene,  conflict  with,  or  result  in
 a violation of any of the terms or requirements of, or give any Governmental Body the right to revoke, withdraw, suspend, cancel, terminate, or modify, any Governmental Authorization that is held by Seller or that otherwise relates to the business of, or any of the assets owned or used by, the Company;

                           (iv)     Cause Buyer or Seller to become  subject to,
or to become liable for the payment of, any Tax;

                           (v)      Contravene,  conflict  with, or result in a
violation or breach of any provision of, or give any Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Applicable Contract; or

                           (vi)     Result in the imposition or  creation of any
Encumbrance  upon or with respect to any of the assets owned or used by Seller.

         Except as set forth in Schedule 3.2 of the Disclosure Schedule, Seller nor the Company is or will be required to give any notice to or obtain any Consent from any Person in connection with the execution and delivery of this Agreement or the consummation or performance of any of the Contemplated Transactions.

         Capitalization. The authorized equity securities of the Company consist of 1000 shares of common stock, .01 par value per share, of which 1000 shares are issued and outstanding and constitute the Shares.

         Seller is and will be on the Closing Date the record and beneficial owners and holders of the Shares, free and clear of all Encumbrances.

         With the exception of the Shares (which are owned by Seller), all of the outstanding equity securities and other securities of the Company are owned of record and beneficially by Seller, free and clear of all Encumbrances. No legend or other reference to any purported Encumbrance appears upon any certificate representing equity securities of the Company.

         All of the outstanding equity securities of the Company have been duly authorized and validly issued and are fully paid and nonassessable. There are no Contracts relating to the issuance, sale, or transfer of any equity securities or other securities of the Company, including, but not limited to, stock options, warrants, convertible securities, redemption rights, registration rights and the like.

         None of the outstanding equity securities or other securities of the Company was issued in violation of the Securities Act or any other Legal Requirement.

         Financial Statements. Seller shall deliver to Buyer, at closing date to
         --------------------
be attached as Schedule 3.4:
               ------------

                  A. Unaudited balance sheets of Seller as of August, 1999, and as of, together with the related statements of income, changes in stockholder equity and cash flow (collectively, the "Financial Statements") for the periods referred to in such financial statements.

                  B. The Financial Statements were prepared in accordance with this Agreement and with GAAP consistently applied.

         The Financial Statements and notes, if any, fairly present the financial condition and the results of operations, changes in stockholders' equity, and cash flow of the Company as at the respective dates of and for the periods referred to in such Financial Statements, all in accordance with GAAP, subject, in the case of interim Financial Statements, to normal recurring year-end adjustments (the effect of which will not, individually or in the aggregate, be materially adverse) and the absence of notes.

         Books and Records. The books of account, minute books, stock record books, and other records of the Company, all of which have been made available to Buyer, are complete and correct and have been maintained in accordance with sound business practices.

         The minute books of the Company contain accurate and complete records of all meetings held of, and corporate action taken by, the stockholders, the Boards of Directors, and committees of the Boards of Directors of the Company, and no meeting of any such stockholders, Board of Directors, or committee has been held for and no material action has been taken at any meeting for which minutes have not been prepared and are not contained in such minute books. At the Closing, all of those books and records will be in the possession of Seller.

         Title to Properties; Encumbrances. Seller owns (with good and marketable title in the case of real property, subject only to the Encumbrances permitted by this Section) all the properties and assets (whether real, personal, or mixed and whether tangible or intangible) that they purport to own located in the facilities owned or operated by Seller or reflected as owned in the books and records of the Company, including all of the properties and assets reflected in the Closing Date Financial Statements (except for assets held under capitalized leases disclosed or not required to be disclosed in Schedule 3.6 of the Disclosure Schedule which shall be attached to this Agreement as Schedule
3.6 at the closing date.).

         All material properties and assets reflected in the Closing Date Financial Statements are free and clear of all Encumbrances and are not, in the case of real property, subject to any rights of way, building use restrictions, exceptions, variances, reservations, or limitations of any nature except, with respect to all such properties and assets:

                  A. Mortgages or security interests shown on the Closing Date Financial Statements as securing specified liabilities or obligations, with respect to which no default (or event that, with notice or lapse of time or both, would constitute a default) exists;

                  B. Liens for current taxes not yet due; and

                  C. With respect to real property:

                           (i)      Minor  imperfections  of title, if any, none
of which is substantial in amount, materially detracts from the value or impairs the use of the property subject thereto, or impairs the operations of the Company; and

                           (ii)     Zoning  laws and other land use restrictions
that do not impair the present or anticipated use of the property subject thereto.

         All buildings, plants, and structures owned by Seller lie wholly within the boundaries of the real property owned by Seller and do not encroach upon the property of, or otherwise conflict with the property rights of, any other Person. All property and assets of the the Company shall be in the possession and control of Seller at Closing, including but not limited to, all Facilities.

         No Undisclosed Liabilities. Except as set forth in Schedule 3.7 of the Disclosure Schedule, Seller has no liabilities or obligations of any nature (whether known or unknown and whether absolute, accrued, contingent, or otherwise) except for liabilities or obligations reflected or reserved against in the Closing Date Financial Statements and current liabilities incurred in the Ordinary Course of Business since the respective dates thereof.

         Taxes. Except as set forth on Schedule 3.8 to the Disclosure Schedule, Seller has timely filed all tax returns and reports required to be filed by it, including, without limitation, all federal, state and local tax returns, and has paid in full or made adequate provision by the establishment of reserves for all taxes and other charges which have become due or which are attributable to the conduct of Seller's business prior to Closing. Seller will continue to make adequate provision for all such taxes and other charges for all periods through the Closing Date.

         Except as set forth on Schedule 3.8 to the Disclosure Schedule, Seller shall have no Knowledge of any tax deficiency proposed or threatened against Seller. There are no tax liens upon any property or assets of the Company.

         Except as set forth on Schedule 3.8 to the Disclosure Schedule, Seller has made all payments of estimated taxes when due in amounts sufficient to avoid the imposition of any penalty.

         Except as set forth on Schedule 3.8 to the Disclosure Schedule, all taxes and other assessments and levies which Seller was required by law to withhold or to collect have been duly withheld and collected, and have been paid over to the proper governmental entity.

         Except as set forth in Schedule 3.8 to the Disclosure Schedule, the federal and state income tax returns and local returns, if any, of Seller have never been audited by the income tax authorities, nor are any such audits in process. Except as set forth in Schedule 3.8, to the Disclosure Schedule there are no outstanding agreements or waivers extending the statute of limitations applicable to any federal or state income tax returns of the Company for any period.

         No Material Adverse Change. Since January, 1996 there has not been any material adverse change in the business, operations, properties, prospects, assets, or condition of the Company, and no event has occurred or circumstance exists that may result in such a material adverse change.

         Employee Benefits Matters.
         -------------------------

                  3.10.1 Schedule 3.10.1 lists all plans, programs, and similar agreements, commitments or arrangements, whether oral or written, maintained by or on behalf of Seller or any other party that provide benefits or compensation to, or for the benefit of, current or former employees of the Company ("Plan" or "Plans"). Except as set forth on Schedule 3.10.1 to the Disclosure Schedule only current and former employees of the Company participate in the Plans. Copies of all Plans and, to the extent applicable, all related trust agreements, actuarial reports, and valuations for the most recent year, all summary plan descriptions, prospectuses, Annual Report Form 5500s or similar forms (and attachments thereto) for the most recent year, all Internal Revenue Service determination letters, and any related documents requested by Buyer, including all amendments, modifications and supplements thereto, have been delivered to Buyer, and all of the same are or will be true, correct and complete.

                  3.10.2   With respect to each Plan to the extent applicable:

                           A. No   litigation   or   administrative   or   other
proceeding is pending or threatened involving such Plan;

                           B. To the  Knowledge  of Seller,  such Plan  has been
administered and operated in substantial compliance with, and has been amended to comply with all applicable laws, rules, and regulations, including, without limitation, ERISA, the Internal Revenue Code, and the regulations issued under ERISA and the Internal Revenue Code;

                           C.Seller and its  predecessors, if any, have made and
as of the Closing Date will have made or accrued, all payments and contributions required, or reasonably expected to be required, to be made under the provisions of such Plan or required to be made under applicable laws, rules and regulations, with respect to any period following, such amounts to be determined using the ongoing actuarial and funding assumptions of the Plan;

                           D. Such Plan is fully funded  in an amount sufficient
to pay all liabilities accrued (including liabilities and obligations for health care, life insurance and other benefits after termination of employment) and claims incurred to the date hereof;

                           E. On the Closing Date such Plan will be fully funded
in an amount sufficient to pay all liabilities accrued (including liabilities and obligations for health care, life insurance and other benefits after termination of employment) and claims incurred to the Closing Date, or adequate reserves will be set up on the Company's books and records, or paid-up insurance will be provided, therefor; and

                           F. Such Plan has been administrated and operated only
in the ordinary and usual course and in accordance with its terms, and there has not been in the year prior hereto any increase in the liabilities of such Plan beyond increases typically experienced by employers similar to the Company.

         Compliance With Legal Requirements; Governmental Authorizations.
         ---------------------------------------------------------------

                  A.      Except as set forth in Schedule 3.11 of the Disclosure
                                                   -------------
Schedule:


                           (i)      The  Company  is,  and  at  all times  since
January, 1996, has been, in full compliance with each Legal Requirement that is or was applicable to it or to the conduct or operation of its business or the ownership or use of any of its assets;

                           (ii)     No event has occurred or circumstance exists
that (with or without notice or lapse of time) (1) may constitute or result in a violation by Seller of, or a failure on the part of Seller to comply with, any Legal Requirement or (2) may give rise to any obligation on the part of Seller to undertake, or to bear all or any portion of the cost of, any remedial action of any nature; and

                           (iii)    Seller has not received,  at any  time since
January, 1996, any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding (1) any actual, alleged, possible, or potential violation of, or failure to comply with, any Legal equirement or (2) any actual, alleged, possible, or potential obligation on the part of Seller to undertake, or to bear all or any portion of the cost of, any remedial action of any nature.

                  B.  Schedule 3.11  Except as set forth in Schedule 3.11 of the
                       -------------                        ------------
 Disclosure Schedule:


                           (i)      The  Company   is,  and  at all times  since
January, 1996, has been, in full compliance with all of the terms and requirements of any applicable Governmental Authorization;

                           (ii)     No event has occurred or circumstance exists
that may with or without notice or lapse of time) (1) constitute or result directly or indirectly in a violation of or a failure to comply with any term or requirement of any applicable Governmental Authorization or (2) result directly or indirectly in the revocation, withdrawal, suspension, cancellation, or termination of, or any modification to, any applicable Governmental Authorization;

                           (iii)    Seller has not received,  at any  time since
January, 1996, any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding (1) any actual, alleged, possible, or potential violation of or failure to comply with any term or requirement of any Governmental Authorization or (2) any actual, proposed, possible, or potential revocation, withdrawal, suspension, cancellation, termination of, or modification to any Governmental Authorization; and

                           (iv)     All   applications   required  to  have been
filed for the renewal of the Governmental Authorizations have been duly filed on a timely basis with the appropriate Governmental Bodies, and all other filings required to have been made with respect to such Governmental Authorizations have been duly made on a timely basis with the appropriate Governmental Bodies.

         The Seller has obtained any Governmental Authorizations necessary to permit the Company to lawfully conduct and operate their businesses in the manner they currently conduct and operate such businesses and to permit the Company to own and use their assets in the manner in which they currently own and use such assets.

         Legal Proceedings; Orders.
         -------------------------

                  A. Except as set forth in  Schedule  3.12  of  the  Disclosure
                                              --------------
Schedule,  there is no pending   Proceeding:

                           (i)      That has been commenced by or against Seller
or that otherwise relates to or may affect the business of, or any of the assets owned or used by, Seller; or

                           (ii)     That challenges, or that may have the effect
of preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions.

         To the Knowledge of Seller, (i) no such Proceeding has been Threatened and (ii) no event has occurred or circumstance exists that may give rise to or serve as a basis for the commencement of any such Proceeding. Seller shall have delivered to Buyer copies of all pleadings, correspondence, and other documents relating to each Proceeding listed in Schedule 3.12 of the Disclosure Schedule. The Proceedings listed in Schedule 3.12 of the Disclosure Schedule will not have a material adverse effect on the business, operations, assets, condition, or prospects of the Company.

                  B.  Except as  set  forth in Schedule  3.12 of  the Disclosure
                                                -------------
Schedule:


                           (i)      There is no Order to which any of Seller, or
any of the assets owned or used by the Company, is subject;

                           (ii)     Seller  is  not subject  to any  Order  that
relates to the business of, or any of the assets owned or used by, the Company; and

                           (iii)    No officer,  director, agent, or employee of
the Company is subject to any Order that prohibits such officer, director, agent, or employee from engaging in or continuing any conduct, activity, or practice relating to the business of the Company.

                  C.  Except as set  forth in  Schedule  3.12 of the  Disclosure
                                                -------------
Schedule:


                           (i)      Seller is, and at all  times since  January,
1996, has been, in full compliance with all of the terms and requirements of each Order to which it, or any of the assets owned or used by it, is or has been subject;

                           (ii)     No event has occurred or circumstance exists
that may constitute or result in (with or without notice or lapse of time) a violation of or failure to comply with any term or requirement of any Order to which Seller, or any of the assets owned or used by Seller, is subject; and

                           (iii)    Seller has not received,  at  any time since
January, 1996, any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding any actual, alleged, possible, or potential violation of, or failure to comply with, any term or requirement of any Order to which the Company, or any of the assets owned or used by the Company, is or has been subject.

         Absence of Certain Changes and Events.  Except as set forth in Schedule
3.13 of the Disclosure Schedule, since January, 1996, the Company has conducted its business only in the Ordinary Course of Business and there has not been any:

                  A. Change in the Company's authorized or issued capital stock; grant of any stock option or right to purchase shares of capital stock of the Company; issuance of any security convertible into such capital stock; grant of any registration rights; purchase, redemption, retirement, or other acquisition by the Company of any shares of any such capital stock; or declaration or payment of any dividend or other distribution or payment in respect of shares of capital stock;

                  B. Amendment to the Organizational Documents of the Company;

                  C. Payment or increase by Seller of any bonuses, salaries, or other compensation to any stockholder, director, officer, or (except in the Ordinary Course of Business) employee or entry into any employment, severance, or similar Contract with any director, officer, or employee;

                  D. Adoption of, or increase in the payments to or benefits under, any profit sharing, bonus, deferred compensation, savings, insurance, pension, retirement, or other employee benefit plan for or with any employees of the Company;

                  E. Damage to or destruction or loss of any asset  or property
of  the  Company,  whether  or  not  covered  by   insurance,   materially   and
adversely affecting the properties, assets, business, financial condition, or prospects of the Company, taken as a whole;

                  F. Entry into, termination of, or receipt of notice of termination of (i) any license, distributorship, dealer, sales representative, joint venture, credit, or similar agreement or (ii) any Contract or transaction involving a total remaining commitment by or to the Company of at least Five Thousand and No/100 Dollars ($5,000.00);

                  G. Sale (other than sales of inventory in the Ordinary Course of Business), lease, or other disposition of any asset or property of the Company or mortgage, pledge, or imposition of any lien or other encumbrance on any material asset or property of the Company, including the sale, lease, or other disposition of any of the Software and Intangibles;

                  H. Cancellation or waiver of any claims or rights with a value to the Company in excess of Five Thousand and No/100 Dollars ($5,000.00);

                  I. Material change in the accounting methods used by the Company; or

                  J. Agreement, whether oral or written, by Seller to do any of the foregoing.

         Contracts; No Defaults.
         ----------------------

                  A.  Except as set forth in Schedule  3.17(A) of the Disclosure
                                              ----------------
Schedule:


                           (i)      Other  than as set  forth  or  provided  for
on the Financial Statements, the Company has not or may not acquire any rights under, and the Company has not or may not become subject to any obligation or liability under, any Contract under which the Company is obligated to make payments totaling, or services having a value equal to, $5,000 or more ; and

                           (ii)     To  the  Knowledge  of  Seller,  no officer,
director,  agent,  employee,  consultant,  or  contractor  of  the  Company   is
bound by any Contract that purports to limit the ability of such officer, director, agent, employee, consultant, or contractor to (1) engage in or continue any conduct, activity, or practice relating to the business of the Company or (2) assign to the Company or to any other Person any rights to any invention, improvement, or discovery.

                  B. Except  as   set  forth  in  Schedule   3.17 (B)   of   the
                                                   -----------------
Disclosure Schedule, each material Contract is in full force and effect and is valid and enforceable in accordance with its terms.

                  C.  Except as set forth in Schedule 3.17(C)  of the Disclosure
                                             ----------------
Schedule:


                           (i)      The  Company  is,  and at  all  times  since
January, 1996, has been, in full compliance with all applicable terms and requirements of each Contract under which such Seller has or had any obligation or liability or by which such Seller or any of the assets owned or used by the Company is or was bound;

                           (ii)     Each  other  Person  that  has  or  had  any
obligation or liability under any Contract under which the Company has or had any rights is, and at all times since January, 1996, has been, in full compliance with all applicable terms and requirements of such Contract;

                           (iii)    No event has occurred or circumstance exists
that (with or without notice or lapse of time) may contravene, conflict with, or result in a violation or breach of, or give Seller or other Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Applicable Contract; and

                           (iv)     Seller has not  given to  or  received  from
any other Person, at any time since January, 1996, any notice or other communication (whether oral or written) regarding any actual, alleged, possible, or potential violation or breach of, or default under, any Contract.

                  F. There are no renegotiations of, attempts to renegotiate, or outstanding rights to renegotiate any material amounts paid or payable to Seller under current or completed Contracts with any Person and no such Person has made written demand for such renegotiation.

                  G. The Contracts relating to the sale, design, manufacture, or provision of products or services by the Company have been entered into in the Ordinary Course of Business and have been entered into without the commission of any act alone or in concert with any other Person, or any consideration having been paid or promised, that is or would be in violation of any Legal Requirement.

         Insurance.
         ---------

                  A. Seller have delivered to Buyer:

                           (i)      True and  complete  copies of  all  policies
of insurance to which the Company or Seller is a party or under which the Company, or any director of the Company, is or has been covered at any time within the two (2) years preceding the date of this Agreement;

                           (ii)     True  and  complete  copies  of all  pending
applications for policies of insurance; and

                           (iii)    Any   statement  by  the   auditor  of   the
Company's financial statements with regard to the adequacy of such entity's coverage or of the reserves for claims.

                  B. Except as set forth on Schedule  3.15(B)  of the Disclosure
                                              ----------------
Schedule:


                           (i)      All policies to which  Seller is a  party or
that provide coverage to Seller, the Company, or any director or officer of an the Company:

                                    (1)     Are     valid,    outstanding,   and
enforceable;

                                    (2)     Taken  together  in  the  reasonable
 judgment of Seller, provide adequate insurance coverage for the assets and the operations of the Company for all risks to which the Company are normally exposed;

                                    (3)     Are sufficient  for compliance  with
all Legal Requirements and Contracts to which Seller is a party or by which it is bound;

                                    (4)     Will  continue  in  full  force  and
effect  following the  consummation  of the Contemplated Transactions; and

                                    (5)     Do not provide for any retrospective
premium  adjustment or  other experienced-based liability on the part of Seller.

                           (ii)     Neither Seller nor the Company has  received
(1) any refusal of coverage or any notice that a defense will be afforded with reservation of rights or (2) any notice of cancellation or any other indication that any insurance policy is no longer in full force or effect or will not be renewed or that the issuer of any policy is not willing or able to perform its obligations thereunder.

                           (iii)    Seller has paid all premiums  due,  and have
otherwise performed all of their respective obligations, under each policy to which Seller is a party or that provides coverage to the Company or director thereof.

                           (iv)     Seller  has given  notice  to the insurer of
all  claims  that may be  insured thereby.

         Environmental Matters. Except as set forth in Schedule 3.16 of the Disclosure Schedule, at all times since January, 1996, Seller has obtained and is in compliance with all permits, licenses and other authorizations required to do business by Environmental Requirements.

         Employee Matters.
         ----------------

         Except as set forth on Schedule 3.17, at all times since January, 1996, Seller has complied in all respects with all Legal Requirements relating to employment, equal employment opportunity, nondiscrimination, immigration, wages, hours, benefits, collective bargaining, the payment of social security and similar taxes, occupational safety and health and plant closing.

         Except as set forth on Schedule 3.17, Seller is not liable for the payment of any compensation, Damages, taxes, fines, penalties, or other amounts, however, designated, for failure to comply with any of the foregoing Legal Requirements.

         Intellectual Property Rights of the Company.
         -------------------------------------------

                  A.  Definitions.  As used in this  Agreement,  and in addition
                      -----------
to any other terms defined in this Agreement, the following terms shall have the following meanings.

                           (i)      "Software"  means   any   computer  program,
                                      --------
operating system, applications system, firmware or software of any nature, whether operational, under development or inactive, including all object code, source code, technical manuals, compilation procedures, execution procedures, flow charts, programmers notes, user manuals and other documentation thereof, whether in machine-readable form, programming language or any other language or symbols and whether stored, encoded, recorded or written on disk, tape, film, memory  device,  paper or other  media of any nature.

                           (ii)     "Owned  Software"  means all Software  owned
                                     ---------------
by the Company, whether purchased from a third party, developed by or on behalf of the Company, currently under development or otherwise.

                           (iii)    "Customer   Software"  means  all  Software,
                                        -----------------
other than the Owned Software, that is, directly or through Distributors, either
(x) offered or provided to customers of the Company or (y) used by the Company to provide information or services to customers of the Company for a fee.

                           (iv)     "Seller Software" means  the Owned  Software
                                      ---------------
and the Customer Software.


                           (v)      "Other Software" means  all Software,  other
                                      --------------
than the Company's Software, that is licensed by the Company from third parties or otherwise used by the Company for any purpose whatsoever.

                           (vi)     "Intangible" means:
                                     ----------

                                    (1)     Patents, patent applications, patent
disclosures, all re-issues, divisions, continuations, renewals, extensions and continuation-in-parts thereof and improvements thereto;

                                    (2)     Trademarks,   service  marks,  trade
dress,  logos,   trade   names,   and  corporate  names  and  registrations  and
applications for Registration thereof and all goodwill associated therewith;

                                    (3)     Copyrights,   Registrations  thereof
and  applications  for  Registration thereof;

                                    (4)     Maskworks, Registrations thereof and
applications  for  Registration thereof;
                                    (5)     Trade   secrets   and   confidential
business information (including ideas, formulas, compositions, inventions, whether patentable or unpatentable and whether or not reduced to practice, know-how, manufacturing and production processes and techniques, research and development information, drawings, flow charts, processes, ideas, specifications, designs, plans, proposals, technical data, copyrightable works, financial, marketing, and business data, pricing and cost information, business and marketing plans, and customer and supplier lists and information);

                                    (6)     Other proprietary rights;

                                    (7)     All income, royalties,  Damages  and
payments due at Closing or thereafter with respect to the Owned Software, Customer Software, Other Software, or other Intangibles and all other rights thereunder including, without limitation, Damages and payments for past, present or future infringements or misappropriations thereof, the right to sue and recover for past, present or future infringements or misappropriations thereof;

                                    (8)     All  rights  to  use   all  of   the
foregoing forever; and

                                    (9)     All other rights in,  to, and  under
the foregoing in all countries.

                  B.       Ownership and Right to License.
                           ------------------------------

                           (i)      Except  as set forth  in  Schedule  3.18  of
                                                              --------------
the Disclosure Schedule, to the Knowledge of the Seller, at all times since January, 1996, Seller has good and marketable title to the Owned Software and Intangibles attributable to the Owned Software, and have the full right to use all of the Customer Software and Other Software, and Intangibles attributable thereto, as used or required to operate Seller's businesses as currently conducted and as contemplated in the future in accordance with Seller's written business plans, free and clear of any liens, claims, charges or encumbrances which would affect the use of such Software in connection with the operation of Seller's business as currently conducted and as contemplated in the future in accordance with Seller's written business plans.

                           (ii)     To the  Knowledge of  Seller,  no  rights of
any third party not previously obtained are necessary to market, license, sell, modify, update, and/or create derivative works for any Software as to which Seller take any such action in their respective businesses as currently conducted and as contemplated in the future in accordance with Seller's written business plans.

                           (iii)    To the  Knowledge  of  Seller,  none of  the
Software or Intangibles or their respective past or current uses by or through Seller have violated or infringed upon, or is violating or infringing upon, any Software, patent, copyright, trade secret or other Intangible of any Person. To the knowledge of Seller, Seller has adequately maintained all trade secrets and copyrights with respect to such Software.

         To the Knowledge of Seller, Seller has performed all obligations imposed upon them with regard to the Customer Software and Other Software which are required to be performed by them on or prior to the date hereof, and Seller nor, to the Knowledge of Seller, any other party, is in breach of or default thereunder in any respect, nor to the Seller's Knowledge is there any event which with notice or lapse of time or both would constitute a default thereunder.

         Certain Payments. Since January, 1996, neither Seller nor any director, officer, agent, or employee of the Company, nor to Seller's Knowledge any other Person associated with or acting for or on behalf of Seller, has directly or indirectly:

                  A. Made any contribution, gift, bribe, rebate, payoff, influence payment, kickback, or other payment to any Person, private or public, regardless of form, whether in money, property, or services (i) to obtain favorable treatment in securing business; (ii) to pay for favorable treatment for business secured; (iii) to obtain special concessions or for special concessions already obtained, for or in respect of the Copmany or any affiliate of the Company or (iv) in violation of any Legal Requirement.

                  B. Established or maintained any fund or asset that has not been recorded in the books and records of the Company.

         Disclosure.
         ----------

                  A. No representation or warranty of Seller in this Agreement and no statement in the Disclosure Schedule omits to state a material fact necessary to make the statements herein or therein, in light of the circumstances in which they were made, not misleading.

                  B. No notice given pursuant to Section 5.5. will contain any untrue statement or omit to state a material fact necessary to make the statements therein or in this Agreement, in light of the circumstances in which they were made, not misleading.

                  C. There is no fact known to Seller that has specific application to Seller or the Company (other than general economic or industry conditions) and that materially adversely affects or, as far as Seller can reasonably foresee, materially threatens, the assets, business, prospects, financial condition, or results of operations of the Company (on a consolidated basis) that has not been set forth in this Agreement or the Disclosure Schedule.

         Brokers or Finders. Seller and its agents have incurred no obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement. REPRESENTATIONS AND WARRANTIES OF BUYER.

         Buyer represents and warrants to Seller as follows:

         Organization and Good Standing.  Buyer is a Texas corporation.
         ------------------------------

         Authority. This Agreement constitutes the legal, valid, and binding obligation of Buyer, enforceable against Buyer in accordance with its terms. Upon the execution and delivery by Buyer of the closing documents set forth in
Section 2.5.B (collectively, the "Buyer's Closing Documents"), the Buyer's Closing Documents will constitute the legal, valid, and binding obligations of Buyer, enforceable against Buyer in accordance with their respective terms. Buyer has the absolute and unrestricted right, power, and authority to execute and deliver this Agreement and the Buyer's Closing Documents and to perform its obligations under this Agreement and the Buyer's Closing Documents.

         Investment  Intent.  Buyer  is acquiring the Shares for its own account
         ------------------
and not with a view to their distribution within the meaning of Section 2 (11) of the Securities Act.

         Certain Proceedings. There is no pending Proceeding that has been commenced against Buyer and that challenges, or may have the effect of preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions. To Buyer's Knowledge, no such Proceeding has been Threatened.

         Brokers or Finders. Buyer and its agents have incurred no obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement and will indemnify and hold Seller harmless from any such payment alleged to be due by or through Buyer as a result of the action of Buyer or its officers or agents.

         4.6. Full Disclosure. To the best knowledge of Buyer, it's officers, directors or agents, no representation, warranty or covenant of Buyer contained in this Agreement or in any other written statement or certificate delivered by Buyer pursuant to this Agreement or in connection with the transactions contemplated herein or in any SEC filing contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact necessary to make the statements contained herein or therein not misleading. To the best knowledge of Buyer, it's officers, directors or agents, there is no fact which adversely affects, or in the future may adversely affect, the business, operations, cash flows, affairs, prospects, properties or assets or the condition, financial or otherwise of the Buyer which has not been disclosed in this Agreement, or in the documents, certificates and written statements furnished to Seller for use in connection with the transactions contemplated hereby or in any SEC filing.
COVENANTS OF SELLER PRIOR TO CLOSING DATE.

         Access and  Investigation.  Between the date of this  Agreement and the
          -------------------------
Closing Date, Seller will, and will cause the Company and its Representatives to:

                  A. Afford Buyer and its Representatives and prospective lenders and their Representatives (collectively, "Buyer's Advisors") full and free access to the Company's personnel, properties (including subsurface testing), contracts, books and records, and other documents and data;

                  B. Furnish Buyer and Buyer's Advisors with copies of all such contracts, books and records, and other existing documents and data as Buyer may reasonably request; and

                  C. Furnish Buyer and Buyer's Advisors with such additional financial, operating, and other data and information as Buyer may reasonably request.

         Operation of the Business of the Company. Between the date of this Agreement and the Closing Date, Seller will:

                  A. Conduct the business of the Company only in the Ordinary Course of Business;

                  B. Use its commercially reasonable efforts to preserve intact the current business organization of the Company, keep available the services of the current officers, employees, and agents of the Company, and maintain the relations and good will with suppliers, customers, landlords, creditors, employees, agents, and others having business relationships with the Company or Seller;

                  C. Confer with Buyer concerning operational matters of a material nature; and

                  D. Otherwise   report   periodically  to  Buyer concerning the
status  of  the  business, operations, and finances of the Company.

         Negative Covenant. Except as otherwise expressly permitted by this Agreement, between the date of this Agreement and the Closing Date, Seller will not without the prior consent of Buyer, take any affirmative action, or fail to take any reasonable action within their or its control, as a result of which any of the changes or events listed in Section 3.13. is likely to occur.

         Required Approvals. As promptly as practicable after the date of this Agreement, Seller will, and will cause the Company to, make all filings required by Legal Requirements to be made by them in order to consummate the Contemplated Transactions. Between the date of this Agreement and the Closing Date, Seller will, and will cause the Company to:

                  A. Cooperate with Buyer with respect to all filings that Buyer reasonably elects to make or is required by Legal Requirements to make in connection with the Contemplated Transactions; and

                  B. Cooperate with Buyer in obtaining all required Consents.

         Notification. Between the date of this Agreement and the Closing Date, Seller will promptly notify Buyer in writing if Seller becomes aware of any fact or condition that causes or constitutes a Breach of any of Seller's representations and warranties as of the date of this Agreement, or if Seller becomes aware of the occurrence after the date of this Agreement of any fact or condition that would (except as expressly contemplated by this Agreement) cause or constitute a Breach of any such representation or warranty had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition.

         Should any such fact or condition  require any change in the Disclosure
Schedule if the Disclosure Schedule were dated the date of the occurrence or discovery of any such fact or condition, Seller will promptly deliver to Buyer a supplement to the Disclosure Schedule specifying such change. During the same period, each Seller will promptly notify Buyer of the occurrence of any Breach of any covenant of Seller in this Section 5. or of the occurrence of any event that may make the satisfaction of the conditions in Section 7. impossible or unlikely.

         No Negotiation. Until such time, if any, as this Agreement is terminated pursuant to Section 9., Seller will not, and will cause its Representatives not to, directly or indirectly solicit, initiate, or encourage any inquiries or proposals from, discuss or negotiate with, provide any non-public information to, or consider the merits of any unsolicited inquiries or proposals from, any Person (other than Buyer) relating to any transaction involving the sale of the business or assets (other than in the Ordinary Course of Business) of the Company, or any of the capital stock of the Company, or any merger, consolidation, business combination, or similar transaction involving Seller.

         Closing of Bank Accounts. Seller shall cause the closing of all Company
          -------------------------
bank accounts for which Seller, or its officers and directors, have sole signature authority.

COVENANTS OF BUYER PRIOR TO CLOSING DATE.

         Approvals of Governmental Bodies/Third Party Consents. As promptly as practicable after the date of this Agreement, Buyer will, and will cause each of its Related Persons to, make all filings required by Legal Requirements to be made by them to consummate the Contemplated Transactions.

         Between the date of this Agreement and the Closing Date, Buyer will, and will cause each Related Person to:

                  A. Cooperate with Seller with respect to all filings that Seller is required by Legal Requirements to make in connection with the Contemplated Transactions; and

                  B. Cooperate with Seller in obtaining all consents identified in Schedule 3.2 of the Disclosure Schedule; provided that this Agreement will not require Buyer to dispose of or make any change in any portion of its business or to incur any other burden to obtain a Governmental Authorization.

         Access and  Investigation.  Between the date of this  Agreement and the
         -------------------------
Closing Date,  Buyer will, and will cause its Representatives to:

                  A. Afford   Seller  and  its  Representatives  and prospective
lenders and their Representatives (collectively, "Seller's Advisors") full and free access to Buyer's personnel, properties (including subsurface testing), contracts, books and records, and other documents and data;

                  B. Furnish Seller and Seller's Advisors with copies of all such contracts, books and records, and other existing documents and data as Seller may reasonably request; and

                  C. Furnish Seller and Seller's Advisors with such additional financial, operating, and other data and information as Seller may reasonably request.

         Operation of the Business of the Company. Between the date of this Agreement and the Closing Date, Buyer will:

                  A. Conduct the business of Buyer only in the Ordinary Course of Business;

                  B. Use commercially reasonable efforts to preserve intact the current business organization of Buyer; and
A.       Confer with Seller concerning operational matters of a material nature.

         Notification. Between the date of this Agreement and the Closing Date, Buyer will promptly notify Seller in writing if Buyer becomes aware of any fact or condition that causes or constitutes a Breach of any of Buyer's representations and warranties as of the date of this Agreement, or if Buyer becomes aware of the occurrence after the date of this Agreement of any fact or condition that would (except as expressly contemplated by this Agreement) cause or constitute a Breach of any such representation or warranty had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition.
CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE.

         Buyer's obligation to purchase the Shares and to take the other actions required to be taken by Buyer at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Buyer, in whole or in part):

         Accuracy of Representations.
         ---------------------------

                  A. All of Seller's representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all material respects as of the date of this Agreement, and must be accurate in all material respects as of the Closing Date as if made on the Closing Date, without giving effect to any supplement to the Disclosure Schedule.

                  B. Each of Seller's  representations and warranties in Article
3. must have been accurate in all respects as of the date of this Agreement, and must be accurate in all respects as of the Closing Date as if made on the Closing Date, without giving effect to any supplement to the Disclosure Schedule.

         Seller's Performance.
         --------------------

                  A. All of the covenants and obligations that Seller is required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations (considered individually), must have been duly performed and complied with in all material respects.

                  B. Each document required to be delivered  pursuant to Section
2.4. must have been delivered by closing, and each of the other covenants and obligations in Section 5. must have been performed and complied with in all respects.

                  C. The results of any investigation performed by Buyer in connection with Section 5.1. shall be satisfactory to Buyer in its sole discretion.

         Consents.  Each  of  the  Consents  identified  in Schedule  3.2 of the
         --------                                         -------------
Disclosure Schedule must have been obtained and must be in full force and effect.

         Additional Documents. Seller shall deliver such other documents as Buyer may reasonably request for the purpose of (i) evidencing the accuracy of any of Seller's representations and warranties; (ii) evidencing the performance by Seller of, or the compliance by Seller with, any covenant or obligation required to be performed or complied with by such Seller; (iii) evidencing the satisfaction of any condition referred to in this Section 7. or (iv) otherwise facilitating the consummation or performance of any of the Contemplated Transactions.

         No Proceedings. Since the date of this Agreement, there must not have been commenced or Threatened against Buyer, or against any Person affiliated with Buyer, any Proceeding (i) involving any challenge to, or seeking Damages or other relief in connection with, any of the Contemplated Transactions or (ii) that may have the effect of preventing, delaying, making illegal, or otherwise interfering with any of the Contemplated Transactions.

         No Claim Regarding Stock Ownership or Sale Proceeds. There must not have been made or Threatened by any Person any claim asserting that such Person
(i) is the holder or the beneficial owner of, or has the right to acquire or to obtain beneficial ownership of, any stock of, or any other voting, equity, or ownership interest in, any of Seller or (ii) is entitled to all or any portion of the Purchase Price payable for the Shares, except as has been orally disclosed to Buyer.

         No Prohibition. Neither the consummation nor the performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time), materially contravene, or conflict with, or result in a material violation of, or cause Buyer or any Person affiliated with Buyer to suffer any material adverse consequence under, (i) any applicable Legal
Requirement or Order or (ii) any Legal Requirement or Order that has been published, introduced, or otherwise proposed by or before any Governmental Body.

         Employment Agreement. On or before the Closing  Date,  Seller(s)  shall
           ---------------------
have entered  into an  employment agreement with Buyer.

         Registration of Shares for Seller. Buyer hereby certifies that it intends to file a registration statement under exception rule SB-2, for a block of Buyers common stock. Buyer agrees to allow Seller "piggyback" registration rights of Buyers common stock in an amount so that Seller shall receive a benefit of two hundred fifty thousand dollars ($250,000.00). Seller agrees to sell the registered shares through Buyers Investment Banker only, and only in an amount of shares (as deemed by the Investment Banker of Buyer) as not to cause any adverse effect on stock price of Buyer.
CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE.

         Seller's obligation to sell the Shares and to take the other actions required to be taken by Seller at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Seller, in whole or in part):

         Accuracy of Representations. All of Buyer's representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all material respects as of the date of this Agreement and must be accurate in all material respects as of the Closing Date as if made on the Closing Date.

         Buyer's Performance.
         -------------------

                  A. All of the covenants and obligations that Buyer is required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations (considered individually), must have been performed and complied with in all material respects.

                  B. Buyer must have delivered each of the documents required to be delivered by Buyer pursuant to Section 2.5.

         Consents.  Each  of  the  Consents  identified  in Schedule  3.2 of the
          --------                                         -------------
Disclosure Schedule must have been obtained and must be in full force and effect.

         Additional Documents. Buyer must have caused the following documents to be delivered to Seller such other documents as Seller may reasonably request for the purpose of (i) evidencing the accuracy of any representation or warranty of Buyer; (ii) evidencing the performance by Buyer of, or the compliance by Buyer with, any covenant or obligation required to be performed or complied with by Buyer; (iii) evidencing the satisfaction of any condition referred to in this
Section 8. or (iv) otherwise facilitating the consummation of any of the Contemplated Transactions.

         No Injunction. There must not be in effect any Legal Requirement or any injunction or other Order that (i) prohibits the sale of the Shares by Seller to Buyer and (ii) has been adopted or issued, or has otherwise become effective, since the date of this Agreement. 8.6.
8.6 Employment Agreements. Buyer and Stephen R. Ragsdale shall enter into an Employment Agreement, in a form to be mutually agreed by the parties. 8.7 Performance of Buyer's Stock. Buyer shall use best efforts, at all times, to maintain promotion of Buyer's stock in the public market (AMEX, NYSE, Etc.). Should the stock price of Buyer fall below one dollar ($1.00) for the average of five business days from the date of the anniversary of this Agreement through five business days after the date of the anniversary of this Agreement, and the price of Buyers stock fail to rise above one dollar ($1.00), Seller shall have one of the following options:

         Seller may terminate this Agreement, and 100% of the stock of Seller shall be returned. Seller shall return 100% of the stock of Buyer. Provision 9.2 of this Agreement shall immedately take effect.

         B. Seller shall receive an additional five hundred thousand (500,000) shares of common stock of Buyer, with "piggy back" registration rights. TERMINATION.

         Termination Events.
         ------------------

         This Agreement may, by notice given prior to or at the Closing, be terminated:

                  A. By either Buyer or Seller if a material Breach of any provision of this Agreement has been committed by the other party and such Breach has not been waived;

                  B.       (i)      By  Buyer  if  any  of   the  conditions  in
Section 7. have not been satisfied as of the Closing Date or if satisfaction of such a condition is or becomes impossible (other than through the failure of Buyer to comply with its obligations under this Agreement) and Buyer has not waived such condition on or before the Closing Date;

                           (ii)     By  Seller,  if  any  of the  conditions  in
Section 7. have not been satisfied of the Closing Date or if satisfaction of such a condition is or becomes impossible (other than through the failure of Seller to comply with their obligations under this Agreement) and Seller has not waived such condition on or before the Closing Date; or

                  C.       By mutual consent of Buyer and Seller; or

                  D. By either Buyer or Seller if the Closing has not occurred (other than through the failure of any party seeking to terminate this Agreement to comply fully with its obligations under this Agreement) on or before March 31, 2000, or such later date as the parties may agree upon.

         Effect of Termination.  Each party's right of termination under Section
9.1. is in addition to any other rights it may have under this Agreement or otherwise, and the exercise of a right of termination will not be an election of remedies. If this Agreement is terminated pursuant to Section 9.1., all further obligations of the parties under this Agreement will terminate, except that the obligations in Sections 12.1. and 12.3. will survive; provided, however, that if this Agreement is terminated by a party because of the Breach of the Agreement by the other party or because one (1) or more of the conditions to the terminating party's obligations under this Agreement is not satisfied as a result of the other party's failure to comply with its obligations under this Agreement, the terminating party's right to pursue all legal remedies will survive such termination unimpaired. INDEMNIFICATION; REMEDIES.

         Agreement by Seller to Indemnify. Seller (the "Seller Indemnifying Party"), agrees that they will indemnify and hold Buyer harmless in respect of the aggregate of all indemnifiable Damages of Buyer.

         For this purpose, "indemnifiable Damages" of Buyer means the aggregate of all Damages incurred or suffered by Buyer resulting from:

                  A. Any inaccurate representation or warranty made by Seller in or pursuant to this Agreement;

                  B. Any default in the performance of any of the covenants or agreements made by Seller in this Agreement; or

                  C. The failure of any Seller to pay, discharge or perform any liability or obligation of Seller or of Seller resulting from the operation of Seller's business prior to the Closing Date.

         With respect to the measurement of "Indemnifiable Damages", Buyer shall have the right to be put in the same financial position as it would have been had each of the representations and warranties of Seller been true and correct and had each of the covenants of Seller been performed in full.

         The amount of any indemnifiable Damages otherwise payable to Buyer hereunder shall be reduced if the indemnifiable Damages incurred by Buyer will provide Buyer with income tax deductions or credits. The amount of the reduction shall be the amount of the actual cash tax savings realized by Buyer as a result of such deductions or credits, discounted to its present value as of the date of the payment of the indemnifiable Damages from the date such indemnifiable Damages were incurred by Buyer at the rate of interest charged on such date by the Internal Revenue Service on underpayment of taxes.

         The foregoing obligation of Seller Indemnifying Party to indemnify Buyer shall be subject to each of the following principles or qualifications:

                  3. Each of the representations and warranties made by Seller in this Agreement or pursuant hereto, shall survive for a period of one (1) year after the Closing; provided, however, that the representations and warranties made by Seller to the extent they relate to Seller's title to the Shares shall survive forever and that the representations and warranties made by Seller and Shareholder in Section 3.8. hereof ("Taxes") shall in each case survive until the first (1st) anniversary of the later of:

                           A. The date on which  applicable period of limitation
on assessment or refund of tax has expired; or

                           B. The date on which the applicable taxable  year (or
 portion  thereof)  has been closed.

         No claim for the recovery of indemnifiable Damages may be asserted by Buyer against Seller Indemnifying Party or their successors in interest after such representations and warranties shall be thus extinguished; provided, however, that claims first asserted in writing within the applicable period shall not thereafter be barred.

         Agreements by Buyer to Indemnify. Buyer (the "Buyer Indemnifying Party"), agrees to indemnify and hold Seller (the "Seller Indemnified Party") harmless in respect of the aggregate of all indemnifiable Damages of any of Seller Indemnified Parties.

         For this purpose, "indemnifiable Damages" of the of Seller Indemnified Party means the aggregate of all Damages incurred or suffered by the Seller Indemnified Party resulting from:

                  A. Any inaccurate representation or warranty made by Buyer or pursuant to this Agreement; or

                  B. Any default in the performance of any of the covenants or agreements made by Buyer in this Agreement.

         With respect to the measurement of "Indemnifiable Damages", the Seller Indemnified Party shall have the right to be put in the same financial position as they would have been had each of the representations and warranties of Buyer Indemnifying Party been true and correct and had each of the covenants of Buyer Indemnifying Party been performed in full.

         The amount of any indemnifiable Damages otherwise payable to any Seller Indemnified Party hereunder shall be reduced if the indemnifiable Damages incurred by Seller Indemnified Party will provide such Party with income tax deductions or credits. The amount of the reduction shall be the amount of the actual cash tax savings realized by Seller Indemnified Party as a result of such deductions or credits discounted to its present value as of the date of the payment of the indemnifiable Damages from the date such indemnifiable Damages were incurred by Seller Indemnified Party at the rate of interest charged on such date by the Internal Revenue Service on underpayment of taxes.

         The foregoing obligation of Buyer Indemnifying Party to indemnify Seller Indemnified Party shall be subject to each of the following principles or qualifications:

                  10.2.1 Each of the representations and warranties made by Buyer in Article 4 of this Agreement shall survive for a period of one (1) year after the Closing Date, and thereafter all such representations and warranties shall be extinguished.

         No claim for the recovery of  indemnifiable  Damages pursuant to clause
(i) of Section 10.2. may be asserted by Seller Indemnified Party against Buyer Indemnifying Party or its successors in interest after such representations and warranties shall be thus extinguished; provided, however, that claims first asserted in writing within the applicable period shall not thereafter be barred.

         Matters Involving Third Parties. If any third party shall notify Buyer or Seller (the "Indemnified Party") with respect to any matter which may give rise to a claim for indemnification against any other Party (the "Indemnifying Party") under this Section 10., then the Indemnified Party shall notify each Indemnifying Party thereof promptly; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any liability or obligation hereunder unless (and then solely to the extent that) the Indemnifying Party thereby is Damaged.

         If any Indemnifying Party notifies the Indemnified Party within fifteen
(15) days after the Indemnified Party has given notice of the matter that the Indemnifying Party is assuming the defense thereof, then:

                  A. The Indemnifying Party will defend the Indemnified Party against the matter with counsel of its choice satisfactory to the Indemnified Party;

                  B. The Indemnified Party may retain separate co-counsel at its sole cost and expense (except that the Indemnifying Party will be responsible for the fees and expenses of the separate co-counsel to the extent the Indemnified Party concludes that the counsel the Indemnifying Party has selected has a conflict of interest);

                  C. The Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the matter without the written consent of the Indemnifying Party (not to be withheld or delayed unreasonably); and

                  D. The Indemnifying Party will not consent to the entry of any judgment with respect to the matter, or enter into any settlement which does not include a provision whereby the plaintiff or claimant in the matter releases the Indemnified Party from all liability with respect thereto, without the written consent of the Indemnified Party (not to be withheld or delayed unreasonably).

         If no Indemnifying  Party notifies the Indemnified Party within fifteen
(15) days after the Indemnified Party has given notice of the matter that the Indemnifying Party is assuming the defense thereof, then the Indemnified Party may defend against, or enter into any settlement with respect to, the matter in any manner it may deem appropriate.

         10.4. Limitations on Indemnification. Notwithstanding the provisions of Sections 10.1 or 10.2 hereof, neither party shall have any liability to indemnify the other until and to the extent that the aggregate amount of indemnifiable claims hereunder equals or exceeds $5,000, and the cap on any indemnification claims hereunder shall in no event exceed an amount equal to one half of the value of Buyer's Stock transferred hereunder valued as of the Closing Date.
POST-CLOSING AGREEMENTS.

         Consistency in Reporting. Each party hereto agrees that: (i) the transaction is intended to qualify as a tax-free transaction under the I.R.C.;
(ii) the transaction shall be reported for Federal income tax purposes as a tax-free transaction; (iii) for purposes of all financial statements, tax returns and reports, and communications with third parties, the transactions contemplated in this agreement and ancillary or collateral transactions will be treated as a tax-free transaction; and (iv) if the characterization of any transaction contemplated in this agreement or any ancillary or collateral transaction is challenged, each party hereto will testify, affirm and ratify that the characterization contemplated in such agreement was with the characterization intended by the party; provided, however, that nothing herein shall be construed as giving rise to any obligation if the reporting position is determined to be incorrect by final decision of a court of competent jurisdiction. GENERAL PROVISIONS.

         Expenses. Except as otherwise expressly provided in this Agreement, each party to this Agreement will bear its respective expenses incurred in connection with the preparation, execution, and performance of this Agreement and the Contemplated Transactions, including all fees and expenses of agents, representatives, counsel, and accountants.

         Seller will cause the Company not to incur any out-of-pocket expenses in connection with the Contemplated Transactions. In the event of termination of this Agreement, the obligation of each party to pay its own expenses will be subject to any rights of such party arising from a breach of this Agreement by another party.

         Public Announcements. Any public announcement or similar publicity with respect to this Agreement or the Contemplated Transactions will be issued, if at all, at such time and in such manner as Buyer determines. Unless consented to by Buyer in advance or required by Legal Requirements, prior to the Closing, Seller shall, and shall cause the Company to, keep this Agreement strictly confidential and may not make any disclosure of this Agreement to any Person.

         Seller and Buyer will consult with each other concerning the means by which the Company's employees, customers, and suppliers and others having dealings with Seller will be informed of the Contemplated Transactions, and Buyer will have the right to be present for any such communication.

         Confidentiality. Between the date of this Agreement and the Closing Date, Buyer and Seller will maintain in confidence, and will cause the directors, officers, employees, agents, and advisors of Buyer and the Company to maintain in confidence, and not use to the detriment of another party or the Company any written, oral, or other information obtained in confidence from another party or an Seller in connection with this Agreement or the Contemplated Transactions, unless:

                  A. Such information is already known to such party or to others not bound by a duty of confidentiality or such information becomes publicly available through no fault of such party;

                  B. The use of such information is necessary or appropriate in making any filing or obtaining any consent or approval required for the consummation of the Contemplated Transactions; or

                  C. The furnishing or use of such information is required by or necessary or appropriate in connection with legal proceedings.

         If the Contemplated Transactions are not consummated, each party will return or destroy as much of such written information as the other party may reasonably request. Whether or not the Closing takes place, Seller waives, and will upon Buyer's request cause Seller to waive, any cause of action, right, or claim arising out of the access of Buyer or its representatives to any trade secrets or other confidential information of the Company.

         Notices. All notices, consents, waivers, and other communications under this Agreement must be in writing and will be deemed to have been duly given when (i) delivered by hand (with written confirmation of receipt); (ii) sent by telecopier (with written confirmation of receipt), provided that a copy is mailed by registered mail, return receipt requested or (iii) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):

                  Seller:
                                        AMG, Ltd..
                                        4182 Winters Chapel Road
                                        Doraville, GA 30360
                                        Attn: S. Randy Ragsdale, President

                  With a copy to:
                                        Paul Suda, Esq.
                                        1362 Salem Drive
                                        Alpharetta, GA 31141
                                        Attn: Paul Suda

                  Buyer:                Elite Technologies, Inc.
                                        3700 Crestwood Parkway
                                        Suite 1000
                                        Duluth, GA  30096

                  With a copy to:       Morris, Manning & Martin, L.L.P.
                                        1600 Atlanta Financial Center
                                        3343 Peachtree Road, N.E.
                                        Atlanta, Georgia 30326-1044
                                        Attention:   Bryan G. Harrison, Esq.
                                        Telecopy No.:  (404) 365-9532

         Jurisdiction; Service of Process. Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement may be brought against any of the parties in the courts of the State of Georgia, County of Gwinnett, or, if it has or can acquire jurisdiction, in the United States District Court for the Northern District of Georgia, and each of the parties consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on any party anywhere in the world.

         Further Assurances. The parties agree (i) to furnish upon request to each other such further information; (ii) to execute and deliver to each other such other documents and (iii) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement and the documents referred to in this Agreement.

         Waiver. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power, or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege.

         To the maximum extent permitted by applicable law:

                  A. No claim or right arising out of this Agreement or the documents referred to in this Agreement can be discharged by one (1) party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party;

                  B. No waiver that may be given by a party will be applicable except in the specific instance for which it is given; and

                  C. No notice to or demand on one (1) party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

         Entire Agreement and Modification. This Agreement supersedes all prior agreements between the parties with respect to its subject matter (including the Letter of Intent between Buyer and Seller) and constitutes (along with the documents referred to in this Agreement) a complete and exclusive statement of the terms of the agreement between the parties with respect to its subject matter. This Agreement may not be amended except by a written agreement executed by the party to be charged with the amendment.

         Disclosure Schedule.
         -------------------

                  A. The disclosures in the Disclosure Schedule, and those in any Supplement thereto, must relate only to the representations and warranties in the Section of the Agreement to which they expressly relate and not to any other representation or warranty in this Agreement.

                  B. In the event of any inconsistency between the statements in the body of this Agreement and those in the Disclosure Schedule (other than an exception expressly set forth as such in the Disclosure Schedule with respect to a specifically identified representation or warranty), the statements in the body of this Agreement will control.

         Assignments, Successors and No Third-Party Rights. Neither party may assign any of its rights under this Agreement without the prior consent of the other parties, which will not be unreasonably withheld, except that Buyer may assign any of its rights under this Agreement to any Subsidiary of Buyer. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties.

         Nothing expressed or referred to in this Agreement will be construed to give any Person other than the parties to this Agreement any legal or equitable right, remedy, or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement and their successors and assigns.

         Severability. If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement will remain in full force and effect. Any provision of this Agreement held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

         Section Headings; Construction. The headings of Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Agreement. All words used in this Agreement will be construed to be of such gender or number as the circumstances require. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

         Time of  Essence.  With regard to all dates and time  periods set forth
         ----------------
or referred to in this  Agreement, time is of the essence.

         Governing  Law.  This  Agreement  will be  governed by the laws  of the
          --------------
State of Georgia  without  regard to conflicts of laws principles.

         Counterparts. This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement.

                              EMPLOYMENT AGREEMENT


     AGREEMENT made this 1st day of June, 1999, between Elite Technologies, Inc., a Texas corporation ("Employer"), having its principal place of business in Duluth, Georgia, and Scott Schuster ("Employee").

     WHEREAS, Employee and Employer desire to set forth in writing their contract with respect to Employee's employment by Employer;

     NOW, THEREFORE, in consideration of their mutual promises set forth herein, the parties hereby agree as follows:

     1. Employment. Employer hereby employs Employee, and Employee hereby accepts such employment, upon the terms and conditions set forth in this Agreement.

     2. Duties and Authority.

     a. Employee will occupy the position of Chairman of the Board and Chief Executive Officer (the "Position") with Employer. Employee has also been appointed as a member of the Board of Directors of Employer (the "Board").

     b.Employee will have the responsibility and authority associated with the Position, reporting directly to, and subject to the control of, the Board, and will have general supervision, direction and control, as necessary, over all of the business and affairs of Employer and its employees. Employee will be primarily responsible for carrying out orders and resolutions of the Board and such duties as may from time to time be assigned to Employee by the Board.

     c. Employee agrees to devote his full time attention and best efforts to the performance of his employment hereunder. 3. Term of Employment. The term of employment shall begin on the date of this Agreement and shall extend for a period of three (3) consecutive years unless earlier terminated as provided herein. 4. Noncompetition. Employee agrees, during the term of this Agreement, and for a period of one (1) additional year immediately following the termination of this Agreement, that (i) he will not solicit, engage, entice, procure, or otherwise interfere, in any manner, with the employees, customers, or other business relationships of Employer, (ii) he will not engage, directly or indirectly, in any business similar, like, comparable or related to the business then being conducted by Employer, and (iii) he will not serve as an officer, member of the board of directors, or have any other affiliation with any entity engaged in such a business. In the event that Employer and Employee are unable to agree on whether a particular business in which Employee attempts to engage is directly or indirectly in competition with Employer, the matter will be submitted to arbitration under the provisions of Paragraph 24 of this Agreement.

     5. Compensation. Employee will receive compensation during the term of this Agreement as follows:

     a. A base annual salary of Two Hundred Fifty Thousand Dollars ($250,000) per year payable either bi-monthly, weekly, semi-weekly or monthly at the discretion of Employer, subject to annual upward adjustments by the Board (the "Base Salary").

     b. An incentive salary (the "Profits Bonus") equal to a maximum of one and one half percent (1.5%) of the Adjusted Net Profits (hereinafter defined) of Employer during each fiscal year beginning or ending during the term of this Agreement, prorated for any partial fiscal year. "Adjusted Net Profits" shall be the net profits before federal and state income taxes, determined on a consolidated basis and otherwise in accordance with generally accepted accounting principles by the independent accounting firm employed by Employer as auditors (the "Auditors") and adjusted to exclude: (i) any incentive salary payments paid pursuant to this Agreement; (ii) any contributions to pension and/or profit-sharing plans; (iii) any extraordinary gains or losses (including, but not limited to, gains or losses on disposition of assets); (iv) any refund or deficiency of federal and state income taxes paid in or assessed for a prior year for which a Profits Bonus has been paid after taking into account such over or under payment; and (v) any provision for federal or state income taxes made in prior years for which a Profits Bonus has been paid which is subsequently determined as unnecessary. The determination of the Adjusted Net Profits made by the Auditors shall be final and binding upon Employee and Employer. The Profits Bonus shall be paid within sixty (60) days after the end of each fiscal year. The maximum Profits Bonus payable for any one fiscal year under this Paragraph 5.b. shall not exceed two hundred percent (200%) of Employee's Base Salary during such fiscal year unless authorized by the Board. The Profits Bonus may be paid in shares of common stock, $0.10 par value, of Employer ("Employer Shares") by mutual agreement of Employer and Employee.

     c. An incentive salary ("Revenue Bonus") equal to a maximum of four percent (4%) of the Revenue Increase(s) (hereinafter defined) of Employer during each fiscal year beginning or ending during the term of this Agreement. "Revenue Increase(s)" shall be the difference between the gross revenue reported by Employer for the applicable fiscal year, less the gross revenue reported by Employer for the immediately preceding fiscal year, determined in accordance with generally accepted accounting principles by the Auditors, and prorated for any partial fiscal year. Any increase in gross revenue which is caused by the acquisition, merger or roll up of any entity (the "Transaction") shall be discounted by fifty percent (50%) in the year in which the Transaction occurs and only the discounted amount included in calculating gross revenue. The Revenue Bonus shall be paid within sixty (60) days after the end of each fiscal year. The maximum Revenue Bonus payable for any one fiscal year under this Paragraph 5.c. shall not exceed two hundred percent (200%) of Employee's Base Salary unless authorized by the Board. The Revenue Bonus may be paid in Employer Shares by mutual agreement of Employer and Employee. In the event of a Transaction, Employer and Employee agree that, for purposes of calculating the Revenue Increase, the gross revenues attributable to the acquired company or assets (the "Target") for the immediately preceding fiscal year shall be the gross revenues of the Target for the twelve (12) calendar months immediately preceding the closing of the Transaction.

     d. Employer agrees that Employee may review the books and records of Employer at anytime during the term of this Agreement and for a period of twelve
(12) months after a termination of this Agreement for purposes of verifying the calculation of the Profits Bonus and the Revenue Bonus. On written notice from Employee to Employer, such review may be conducted at Employer's principal business office after ten (10) days written notice from Employee. If such review determines an underpayment to Employee of the amounts owed for the Profits Bonus and the Revenue Bonus in excess of ten percent (10%) of the amounts actually paid to Employee for same for the periods of the underpayment, Employer shall reimburse Employee for the reasonable costs of such review.

     6. Deferred Compensation. In the event that Employee retires after performing services for Employer up until Employee reaches the age of 65 or retires at an earlier age with the approval of Employer, Employee will be entitled to deferred compensation payments after retirement upon the following terms and conditions:

     a. For a period of twenty (20) years ("Retirement Period") Employee will receive all of the following: (i) base payments equal to thirty percent (30%) of the average total salary (Base Salary plus Profits Bonus plus Revenue Bonus) paid to Employee during the last three (3) full years of employment or based upon his total period of employment, should that period be less that three (3) full years, prior to the month of retirement ("Retirement Base Salary"); (ii) Advisory Payments equal to thirty percent (30%) of the Retirement Base Salary, provided that Employee serves as an advisor and consultant to Employer regarding its business. Employee will hold himself available to perform services at reasonable times at the request of the Board, consistent with any business activities Employee may be engaged in at such time. The Board shall have the right to require the presence of Employee at any Board meeting, not exceeding more than one meeting per month. Attendance at these Board meetings shall not be required should Employee's health prevent attendance; however, Employer shall have the right to demand a written statement from Employee prepared by a licensed medical examiner evidencing inability of Employee to attend the meeting or meetings. Employee will be reimbursed for all reasonable and necessary travel and incidental expenses incurred by Employee in connection with the performance of advisory services; and (iii) Noncompetition Payments equal to forty percent (40%) of the Retirement Base Salary.

     b. The Retirement Base Salary, the Advisory Payments and the Noncompetition Payments (collectively, the "Deferred Compensation Payments") shall be made in equal monthly installments on the first day of each month, starting the month following the month of retirement.

     c. In the event of the death of Employee prior to the expiration of the "Retirement Period," Employer will pay all remaining installments of Retirement Base Salary specified in Paragraph 6.a.(i), but no other Deferred Compensation Payments, to any beneficiary of Employee designated by Employee in a written document filed with Employer, or in the absence of such designation, the estate of Employee. Employer may elect to pay these remaining installments of Retirement Base Salary in a lump sum or in the equal monthly installments specified in Paragraph 6.b.

     d. Employee shall not sell, assign, transfer, or pledge, or in any other way dispose of or encumber, voluntarily or involuntarily, by gift, testamentary disposition, inheritance, transfer to any inter-vivos trust, seizure and sale by legal process, operation of law, bankruptcy, winding up of a corporation, or otherwise, the right to receive any Retirement Base Salary pursuant to this Agreement.

     7. Relocation. In the event Employee is transferred and assigned to a new principal place of work located more than fifty (50) miles from Employee's present residence, Employer will pay for all reasonable relocation expenses including:

     a. Transportation fares, meals, and lodging for Employee, his spouse, and family from Employee's present residence to any new residence located near the new principal place of work.

     b. Moving of Employee's household goods and the personal effects of Employee and Employee's family from Employee's present residence to the new residence.

     c. Lodging and meals for Employee and Employee's family for a period of not more than sixty (60) consecutive days while occupying temporary living quarters located near the new principal place of work.

     d. Round trip travel, meals and lodging expenses for Employee's family for no more than two (2) house hunting trips to locate a new residence, each trip not to exceed fourteen (14) days; and


     e. Expenses in connection with the sale of the residence of Employee including realtor fees, property appraisals, mortgage prepayment penalties, termite inspector fees, title insurance policy and revenue stamps, escrow fees, fees for drawing documents, state or local sales taxes, mortgage discount points (if in lieu of a prepayment penalty), and seller's attorney's fees (not to exceed one percent (1%) of the sales price). At the option of Employee and in lieu of reimbursement for these expenses, Employee may sell the residence of Employee to Employer at the fair market value of the residence determined by an appraiser chosen by Employer. The appraisal will be performed within ten (10) days after notice of transfer and notice of appraised value will be submitted by report to Employee. Employee will have the right to sell the residence to Employer at the appraised price by giving notice of intent to sell within thirty
(30) days from the date of the appraisal report. The term "residence" shall mean the property occupied by Employee as the principal residence at the time of transfer and does not include summer homes, multiple-family dwellings, houseboats, boats, or airplanes but does include condominium or cooperative apartment units and duplexes (two family) occupied by Employee.

     8. Medical and Group Insurance. At the expense of Employer, Employer agrees to include Employee in the group medical and hospital plan of Employer, when such plan is established.


     9. Stock Options. Pursuant to a separate stock option agreement (the "Stock Option Agreement"), Employer will grant Employee options to acquire two million (2,000,000) shares of Employer Shares at $0.01 per share, one million (1,000,000) of which shares will vest and become fully exercisable on January 1, 2001, and the balance of which will vest and become fully exercisable on August 31, 2001, subject to acceleration of the vesting period upon the termination of this Agreement for any reason whatsoever. The options will have a term of ten
(10) years. Employee agrees that at no time will he sell any Employer Shares in such amounts or at such prices which would create a material adverse effect on the ten (10) day moving average closing price of Employer Shares on such exchange or system then trading in Employer's quoted stock. The Stock Option Agreement will also grant Employee "piggy-back" registration rights with respect to the shares acquired pursuant to the exercise of such options.

     10. Vacation. Employee shall be entitled to six (6) weeks of paid vacation during each fiscal year of employment; for the fourth fiscal year and each fiscal year thereafter, said vacation time shall increase to five (5) weeks during each fiscal year. The time for the vacation shall be mutually agreed upon by Employee and Employer. If vacation is not taken, for the benefit of Employer, Employee shall be compensated at one and one half (1 1/2) times his then current Base Salary for time not taken. Additionally, Employee shall receive thirty (30) days sick/personal leave for each fiscal year of employment. Unused sick/personal leave will accrue and be retained by Employee to be used at his discretion or paid on a termination of his employment.

     11. Automobile. Employer will provide Employee, during the term of this Agreement, with the use of a new luxury automobile of Employee's choice. Employer will pay all operating expenses on such automobile and will procure and maintain in force an automobile liability policy for the automobile with coverage, including Employee, in the minimum amount of One Million Dollars ($1,000,000) combined single limit on bodily injury and property damage.


     12. Expense Reimbursement. Employee shall be entitled to reimbursement for all reasonable expenses, including travel and entertainment, incurred by Employee in the performance of Employee's duties. Employee will maintain records and written receipts as required by federal and state tax authorities to substantiate expenses as an income tax deduction for Employer and shall submit vouchers for expenses for which reimbursement is made 13. Low Interest Loan.


     a. From time to time, Employee may borrow sums from Employer up to a maximum aggregate of Six Hundred Thousand Dollars ($600,000) provided Employer has excess funds available for such purposes. The Board shall establish the amount of such funds available upon request by Employee. Each loan shall be evidenced by a promissory note payable in not more than sixty (60) monthly principal and interest installment payments starting with the first day of the month following the month in which the loan is made, with interest at the rate of three percent (3%) per year on the unpaid balance of the loan or loans outstanding.


     b. In the event Employee severs employment with Employer for reasons other than permanent disability, death, or retirement while a loan or loans are outstanding, the unpaid principal amount then outstanding shall be due and payable within thirty (30) days after the date of termination. In the event severance of employment is due to permanent disability, death, or retirement, Employee, or the legal representative of Employee, shall repay any outstanding loan in accordance with the terms of the promissory note.

     c. Should there be a default in the payment of any installment of principal and interest when due, during Employee's employment under this Agreement, Employer may withhold installments from Employee's compensation under this Agreement. If there is a default after a termination of Employee's employment, then the entire sum of principal and interest, at the option of Employer, shall immediately become due and payable without demand or notice. In case this note is not paid upon acceleration, Employee shall pay all costs of collection and reasonable attorney's fees whether or not suit is filed on the note.

     14. Permanent Disability.

     a. In the event Employee becomes Permanently Disabled (hereinafter defined) during employment by Employer, Employer may terminate this Agreement by giving thirty (30) days prior notice to Employee of its intent to terminate this Agreement, and, unless Employee resumes performance of the duties set forth in Paragraph 2 within such thirty (30) days and continues such performance, this Agreement will terminate at the end of the thirty (30) day period. "Permanently Disabled" for purpose of this Agreement will mean the inability, due to physical or mental ill health, or any reason beyond the control of Employee, to perform Employee's duties for sixty (60) consecutive days or for an aggregate of ninety
(90) days during any one fiscal year irrespective of whether such days are consecutive, as determined by a physician selected by Employer and a physician selected by Employee. Employee will be entitled to his Base Salary earned prior to the date of becoming Permanently Disabled as provided for in Paragraph 5 computed pro rata up to and including the date of becoming Permanently Disabled.

     b. Upon termination of employment under the provisions of Paragraph 14.a., Employee will be entitled to Retirement Base Salary under the provisions of Paragraph 6(i). For purposes of Paragraph 6, termination under Paragraph 14.a. of this Agreement shall be considered "retirement." Employee will be excused from performing advisory services as required under Paragraph 6.b.(ii) but shall nevertheless be entitled to receive the Advisory Payments except to the extent limited by death of Employee as set forth in Paragraph 6.c. Employee, however, shall not be entitled to Noncompetition Payments under Paragraph 6.

     c. Employer shall maintain, at its expense, a disability policy covering Employee for a dollar amount specified by the Board. This amount may not exceed one hundred percent (100%) of the Base Salary. Benefits of this policy shall begin on the date Employee's sick/personal leave days are exhausted and shall continue until Employee's Deferred Compensation Payments as outlined in Paragraph 6 of this Agreement commence.

     15. Death. In the event that Employee dies during the term of this Agreement, this Agreement shall immediately terminate except that Employee will be entitled to his Base Salary earned prior to the date of death as provided for in Paragraph 5 computed pro rata up to and including the date of death. Additionally, Employee will be entitled to Retirement Base Salary under the provisions of Paragraph 6(i). For purposes of Paragraph 6, termination under Paragraph 15 of this Agreement shall be considered "retirement." Employee, however, shall not be entitled to receive either Advisory Payments or Noncompetition Payments under Paragraph 6. 16. Termination.

     a. Employer may terminate Employee's employment under this Agreement by giving ten (10) days prior written notice to Employee. Should Employer terminate Employee's employment for any reason other than Cause (hereinafter defined), Employee shall receive his Base Salary, the Profits Bonus and the Revenue Bonus due for the remainder of the term of this Agreement, payable as and when same would have become due and payable but for the termination of Employee's employment, the Retirement Base Salary, the Advisory Payments and the Noncompetition Payments. Should Employer terminate Employee's employment for Cause, Employee will be entitled to his Base Salary earned prior to the date of termination as provided for in Paragraph 5 of this Agreement, computed pro rata up to and including the date of termination, plus one twelfth (1/12) of his Base Salary. Employee shall not be entitled to any further payments under this Agreement. For purposes of this Agreement, "Cause" will occur if Employee willfully breaches or habitually neglects the duties to be performed under Paragraph 2, habitually engages in the use of illegal substances or the excessive use of alcohol.

     b. In the event Employer is acquired, is a non-surviving party in a merger, or transfers substantially all of its assets, this Agreement shall not be terminated and Employer agrees to take all actions necessary to ensure that the transferee or surviving company is bound by the provisions of this Agreement. c. Employee may terminate Employee's employment by providing thirty (30) days prior written notice to Employer. Should Employee terminate Employee's employment for any reason other than Good Reason (hereinafter defined), Employee will be entitled to his Base Salary earned prior to the date of termination as provided for in Paragraph 5 of this Agreement, computed pro rata up to and including the date of termination, plus one full year of his Base Salary, plus all stock based compensation due through the term of this agreement. Should Employee terminate Employee's employment with Good Reason, Employee shall receive his Base Salary, the Profits Bonus and the Revenue Bonus due for the remainder of the term of this Agreement, payable as and when same would have become due and payable but for the termination of Employee's employment, the Retirement Base Salary, the Advisory Payments and the Noncompetition Payments. For purposes of this Agreement, "Good Reason" means the occurrence, during the term of this Agreement, of any one of the following acts by Employer, or failures by Employer to act: i. any material diminution in Employee's authorities or responsibilities (including reporting responsibilities) or from his status, title, position or responsibilities (including reporting responsibilities); the assignment to him of any duties or work responsibilities which are inconsistent with such status, title, position or work responsibilities; or any removal of Employee from, or failure to reappoint or reelect him to the Position and Employer's Board of Directors, except if any such changes are because of Permanent Disability, retirement, or death; ii. a reduction by Employer in Employee's Base Salary, Profits Bonus or Revenue Bonus as in effect on the date hereof or as the same may be increased from time to time; iii. the failure by Employer, without Employee's consent, to pay to Employee any portion of Employee's current compensation; or iv. the failure by Employer to continue to provide Employee with benefits substantially similar in value to Employee in the aggregate to those enjoyed by Employee under any of Employer's pension, life insurance, medical, health and accident, or disability plans.

     17. Notices.

     a. Any notice under this Agreement must be written.  Notices must be either
(i) hand delivered to the address set forth below for the recipient; or (ii) placed in the United States mail, certified, return receipt requested, addressed to the recipient or (iii) deposited with an overnight delivery service, addressed to the recipient; or (iv) telecopied by facsimile transmission to the party, provided that the transmission is confirmed by telephone on the date of the transmission and is followed with a copy sent by overnight delivery or regular mail to the address specified below. Any mailed notice is effective upon deposit with the United States Postal Service or the overnight delivery service, as applicable; all other notices are effective upon receipt.

     b. Either party may designate another address for this Agreement by giving the other party at least five (5) business days' advance notice of its address change. A party's attorney may send notices on behalf of that party, but a notice is not effective against a party if sent only to that party's attorney.

     18. Entire Agreement. This Agreement contains the entire agreement and supersedes all prior agreements and understanding, oral or written, with respect to the subject matter hereof. This Agreement may be changed only by an agreement in writing signed by the party against whom any waiver, change, amendment or modification is sought. 19. Waiver. The waiver by Employer of a breach of any of the provisions of this Agreement by Employee shall not be construed as a waiver of any subsequent breach by Employee.

     20. Governing Law; Venue. This Agreement shall be construed and enforced in accordance with the laws of the State of Georgia. Gwinnett County, Georgia shall be the proper venue for any litigation arising out of this Agreement.

     21. Paragraph Headings. Paragraph headings are for convenience only and are not intended to expand or restrict the scope or substance of the provisions of this Agreement.

     22. Assignability. The rights and obligations of Employer under this Agreement shall inure to the benefit of and shall be binding upon the successors and assigns of Employer. This Agreement is a personal employment agreement and the rights, obligations and interests of Employee hereunder may not be sold, assigned, transferred, pledged or hypothecated.

     23. Severability. If any provision of this Agreement is held by a court of competent jurisdiction to be invalid or unenforceable, the remainder of the Agreement shall remain in full force and effect and shall in no way be impaired.

     24. Arbitration. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof. Any arbitration shall be held in Atlanta, Georgia.

                                   Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2000            ELITE TECHNOLOGIES, INC.


                        By:
                        Name:  Scott Schuster
                        Title:  CEO

                        By:
                        Name:  Jason Kiszonak
                        Title:  Director

                        By:
                        Name:  David Aksoy
                        Title:  Director

                        By:
                        Name:  Stephen Randy Ragsdale
                        Title:  Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.