Form 10-Q
period 2000-08-31
ELITE TECHNOLOGIES INC /TX/
filed 2000-11-16
CIK 835909

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               |X| For the Quarterly Period ended August 31, 2000

                                       Or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________TO____________



                         Commission File Number: 0-17597

                            ELITE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)



                                                              76-0252296
                           Texas                    (IRS Employer Identification
              (State or other Jurisdiction of                     No.)
               incorporation or organization)
                                                                30096
              6991 Peachtree Industrial Blvd.                  (Zip Code)
                         Suite 320
                      Norcross Georgia
          (Address of principal executive offices)

                                  678-969-9146
              (Registrant's telephone number, including area code)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|


The number of issued and outstanding shares of the issuer's class of capital stock as of May 31, 2000, the latest practicable date, is as follows: 34,275,720 shares of Common Stock $.0001 par value.
--------------------------------------------------------------------------------

INDEX


PART I FINANCIAL INFORMATION
         Item 1. Financial Statements
                  Consolidated Balance Sheet as of August 31, 2000 (unaudited)                   3
                  And May 31, 2000 (Audited)

                  Consolidated Statements of Operations for the Three Month
                  Period ended August 31, 2000 (unaudited)
                  And Period ended August 31, 1999 (unaudited)                                   4

                  Consolidated Statements of Cash Flows for the Three Month
                  Period ended August 31, 2000 (unaudited)
                  And Period ended August 31, 1999 (unaudited)                                 5-6

                  Notes to Consolidated Financial Statements (unaudited)                         7

         Item 2. Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                   8-10

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              10

         Item 2.  Changes in Securities                                                          10

         Item 3.  Defaults upon Senior Securities                                                10

         Item 4.  Submission of matters to Vote of Security Holders                              10

         Item 5.  Other Information                                                              10

         Item 6.  Exhibits and Reports on Form 8-K                                               10
                  Addendum to Purchase Agreement

Exhibit Index                                                                                    11

Signature                                                                                        12

PART IItem I

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                        August 31, 2000 and May 31, 2000
                                   (Unaudited)

                                                                                8/31/2000           5/31/2000
ssets
Current assets:
  Cash and cash equivalents                                                $          226,525 $         --
  Accounts receivable, less allowance for doubtful                                  1,036,924           --
  Notes receivable on convertible debt obligation                                   --                    527,470
  Note receivable from officers                                                       573,703             289,084
  Other current assets                                                                685,099              30,000
                                                                             -----------------   -----------------
                                                                             -----------------   -----------------
                                                                                    2,522,251             846,554

Property and equipment, net                                                           218,229              31,004

Excess of cost over net assets of businesses
  acquired, less accumulated amortization                                           5,678,359           2,609,609

Other assets                                                                           53,789               6,789
                                                                             -----------------   -----------------
                                                                             -----------------   -----------------
                                                                           $        8,472,628 $         3,493,956
                                                                             =================   =================
                                                                             =================   =================
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                         $        2,490,010 $           523,541
  Cash overdrafts                                                                   --                     35,106
  Accrued expenses                                                                     29,292             114,292
  Federal payroll taxes payable                                                       931,888             931,888
  State payroll taxes payable                                                         321,614             321,614
  Current installments of notes payable                                               390,899             112,895
                                                                             -----------------   -----------------
                                                                             -----------------   -----------------
                                                                                    4,163,703           2,039,336
                                                                             -----------------   -----------------
                                                                             -----------------   -----------------
Long-term liabilities:
  Notes payable                                                                       178,995             100,000
  Convertible note                                                                  1,035,599           1,035,599
                                                                             -----------------   -----------------
                                                                             -----------------   -----------------
                                                                                    1,214,594           1,135,599
                                                                             -----------------   -----------------
                                                                             -----------------   -----------------

Contingencies

Stockholders' equity:
  Common stock, $.0001 par value; 500,000,000
    shares authorized; 34,275,720                                                       4,148               3,427
  Additional paid in capital                                                       14,019,401           8,479,400
  Retained earnings                                                              (10,929,218)         (8,163,806)
                                                                             -----------------   -----------------
                                                                             -----------------   -----------------
                                                                                    3,094,331             319,021
                                                                             -----------------   -----------------
                                                                             -----------------   -----------------
                                                                           $        8,472,628 $         3,493,956
                                                                             =================   =================


           See Accompanying notes to consolidated Financial Statements




                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                           For the Three Months Ended
                            August 31, 2000 and 1999
                                   (Unaudited)

                                                                         2000                    1999
                                                                         ----                    ----

Revenues                                                        $           3,630,818 $                 377,997
Less: cost of goods sold                                                    2,968,113
                                                                  --------------------  ------------------------
                                                                  --------------------  ------------------------
          Gross income                                                        662,705                   377,997


Salaries, wages and benefits                                                  328,101                   385,545
Depreciation and amortization                                                 115,625             --
Other operating expenses                                                      507,268                   266,132
                                                                  --------------------  ------------------------
                                                                  --------------------  ------------------------

              Operating loss                                                (288,289)                 (273,680)

Investment banking fees                                                     2,465,500             --
Other expenses, net                                                             1,713             --
                                                                  --------------------  ------------------------
                                                                  --------------------  ------------------------

              Loss before income taxes                                    (2,755,502)                 (273,680)

Income taxes                                                              --                      --
                                                                  --------------------  ------------------------
                                                                  --------------------  ------------------------

              Net loss                                          $         (2,755,502) $               (273,680)
                                                                  ====================  ========================
                                                                  ====================  ========================


Weighted average shares basic                                              37,880,720
                                                                  ====================
                                                                  ====================

Basic loss per share                                            $              (0.07) $
                                                                  ====================
                                                                  ====================

Adjusted weighted average shares - diluted                                 37,880,720
                                                                  ====================
                                                                  ====================

Diluted loss per share                                          $              (0.07) $
                                                                  ====================
                                                                  ====================



           See accompanying notes to consolidated financial statements


                                  ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                         For the Three Months Ended
                                          August 31, 2000 and 1999
                                                 (Unaudited)

                                                                                2000               1999
                                                                                ----               ----
Cash flows from operating activities:
   Net loss                                                             $      (2,755,502) $        (273,680)
   Adjustments to reconcile net loss to net to cash used in
    operating activities:
      Depreciation and amortization                                                 68,750          --
      Commitment to issue stock for investment banking services                  2,465,500          --
      Decrease (increase) in:
        Accounts                                                               (1,036,924)             85,981
receivable
        Inventory                                                                (586,848)          --
        Other assets                                                             (115,251)          --
      Increase (decrease) in:
        Accounts payable                                                         1,966,469            227,400
        Federal payroll taxes payable                                            --                   125,048
        State payroll taxes payable                                              --                    20,420
        Accrued expenses and other current                                        (60,000)              1,943
liabilities
                                                                          -----------------  -----------------
                                                                          -----------------  -----------------
              Net cash used in operating                                          (53,806)            187,112
              activities
                                                                          -----------------  -----------------
                                                                          -----------------  -----------------

Cash flows from investing activities:
    Acquisition of businesses                                                    (187,225)           (67,191)
    Notes receivable from officers                                               (284,619)          --
                                                                          -----------------  -----------------
                                                                          -----------------  -----------------
              Net cash used in investing                                         (471,844)           (67,191)
              activities
                                                                          -----------------  -----------------
                                                                          -----------------  -----------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                         500,000          --
    Other capital contributions                                                    287,281          --
    Increase (decrease) in cash overdrafts                                        (35,106)          --
                                                                          -----------------  -----------------
              Net cash provided by financing activities                            752,175                  0
                                                                          -----------------  -----------------
                                                                          -----------------  -----------------

Net increase (decrease) in cash and cash equivalents                               226,525            119,921

Cash and cash equivalents at beginning of year                                   --                 0
                                                                          -----------------  -----------------
                                                                          -----------------  -----------------

Cash and cash equivalents at end of year                                $          226,525 $          119,921
                                                                          =================  =================




                                  ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                   Years Ended May 31, 2000, 1999 and 1998

                                                                                                   2000
Supplemental disclosures of cash flow information cash paid during the year for:

              Interest                                                                     $           29,292
                                                                                             =================
                                                                                             =================

              Income taxes                                                                 $        --
                                                                                             =================
                                                                                             =================

Acquisition of businesses:
    Fair value of assets acquired, including goodwill                                      $        1,266,215
    Fair value of liabilities assumed                                                                (16,215)
    Promissory note issued
    Fair value of common stock issued                                                             (1,000,000)

                                                                                             -----------------
                                                                                             -----------------
              Net cash paid for acquisitions                                               $          250,000
                                                                                             =================

ELITE TECHNOLOGIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AUGUST 31, 2000(UNAUDITED)

Recognition and Revenue Expense

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

Payroll Taxes Payable

Payroll Taxes payable includes a liability, the assumption of which was part of the agreement to acquire Intuitive Technology Consultants, Inc. Management believes it can continue to reduce the liability accordingly without adversely affecting the continuing operations of the company.



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

This Quarterly Report may contain various forward-looking statements that are based on management's belief as well as assumptions made by management based on information currently available to management. In some cases, you can identify forward-looking statements by the use of certain terminology, such as "may," "will," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of such terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties. These risks and uncertainties could affect the Company's future financial and operating results and cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by or on behalf of the Company.

Overview

ORGANIZATION

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

         Although Elite, through its divisions offered a variety of services in fiscal 2000, Elite has suspended most of its operations following the acquisition of Ace Manufacturing Group, Ltd. ("AMG") in April 2000. Elite intends to acquire other companies to fulfill the services of its divisions. As part of Elite's acquisition strategy, the Company has entered into an agreement to acquire substantially all of the capital stock of AC Travel, Inc. and International Electronic Technologies of Georgia, Inc ("IET"). Elite does not presently have any other definitive agreements to acquire additional companies and there can be no assurance that it will do so.

         The Company's principal executive offices are located at 6991 Peachtree Industrial Blvd., Suite 320, Norcross, GA 30092 Telephone: (678) 969-9146. The Company's Internet address is www.elitetech-usa.com.

RECENT DEVELOPMENTS

         In June 2000, Elite signed purchase agreements with AC Travel, Inc. and International Electronic Technologies of Georgia ("IET"). AC Travel, a wholesale and retail travel agency, including a website catering to the international business traveler who is traveling abroad in the U.S., The purchase price for all the capital stock of AC Travel is 1,500,000 shares of common stock, and $300,000. IET provides wholesale and retail sales and distribution of computer related products. The purchase price for IET is 1,200,000 shares of common stock and $300,000.

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

         The company was default of certain terms of the original purchase agreements by failing to tender certain cash payments due under the said purchase agreements. The Company has since re-negotiated the terms of the pay out of the amounts owed under the purchase agreements, and management believes it will be able to meet those obligations without condition.

         All acquisitions have been accounted for as purchases in this filing and are reflected as such on the Consolidated Financial Statements. This does not take into account the year to date financial information of these acquisitions, but only provides for results of operations since the date of acquisition of the individual companies.

RESULTS OF OPERATIONS

    QUARTER ENDED AUGUST 31, 2000 COMPARED WITH QUARTER ENDED AUGUST 31, 1999

         Revenues. Revenues from operations for First Quarter 2000 increased by 860.54% from the same period, 1999. The increase in revenues is primarily attributable to revenues in the amount of approximately $3,500,000 attributable to the acquisition of the all the capital stock of IET in June, 2000 and AC Travel in June, 2000.

         Net Revenue. Net Revenue was $662, 705 for the three months ended August 31, 2000, 18.2% as a percentage of revenue as compared to net revenue of $377,997 for the three months ended August 31, 1999. The Company believes that the increase in net revenue is primarily attributable to the acquisition of IET and AC Travel.

     Salaries, Wages and Benefits. Salaries, Wages and Benefits decreased -14.90% from 1999. The decrease is due to (i) terminations of staff related to the restructuring of the company.

     Other Operating Expenses. Other Operating Expenses increased by 90.61% to $507,268 attributed to the restructuring of the business and the acquisition of AC Travel and IET.

     Stock Based Compensation. The company issued approximately 1.5 million shares of unregistered common stock in connection with investment banking services and investor relations resulting in a stock based compensation valuation of approximately 2.4 million dollars.

     Operating Loss. Operating losses increased to $288,289 from $ 273,680 representing a 5.34% increase in the loss due to increased operational costs attributed to the acquisition(s) completed by Elite.

     Loss Before Income Taxes (Net Loss). Net Loss increased 906.83% due to the investment banking compensation paid as stock based compensation.

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

         The independent auditor's report on our financial statements contains explanatory language that substantially exists about our ability to continue as a going concern.

                                    PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is, from time to time, a party to routine litigation incidental to operating a business, including claims of discrimination, wrongful termination, and other similar claims.

ITEM 2. CHANGES IN SECURITIES. The company issued unregistered stock for investment banking services valued at $2,465,500. Additionally, the company issued securities in exchange for $500,000. The securities were issued under Regulation D, Rule (506). The remaining balance was for services rendered to the company by investment bankers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 5. OTHER INFORMATION. During the First Quarter, the company attempted to appointed a CFO. However, due to disagreements, the relationship was terminated in the same period, and no further obligation exists between the parties.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         1.  Addendum to IET Acquisition Agreement

                                   ADDENDUM TO

                            STOCK PURCHASE AGREEMENT

                                   MADE AS OF

                                 JUNE 27, 2000,

                                     BETWEEN

                            ELITE TECHNOLOGIES, INC.,

                                     BUYER,

                                       AND

              INTERNATIONAL ELECTRONIC TECHNOLOGY OF GEORGIA, INC.,

                            D/B/A STARTEK COMPUTERS,

                         and FRANK NOORI, INDIVIDUALLY,

                                    SELLER(S)




                      ADDENDUM TO STOCK PURCHASE AGREEMENT



     THIS ADDENDUM TO STOCK PURCHASE AGREEMENT ["Third Addendum"], made on this 10th day of November, 2000, by and among Elite Technologies, Inc., a Texas corporation ["Buyer"], International Electronic Technology of Georgia, Inc., d/b/a Startek Computers, a Georgia corporation, and Frank Noori, individually [individually and collectively hereinafter referred to as "Seller"],

                              W I T N E S S E T H:

     WHEREAS, on June 27, 2000, Buyer (as "Buyer" therein) and Seller (as "Seller" therein) entered into that certain "Stock Purchase Agreement Made as of June 27, 2000, Between Elite Technologies, Inc., Buyer, and International Electronic Technology of Georgia, Inc., d/b/a Startek Computers, and Frank Noori, Individually, Seller(s)" ["the Stock Purchase Agreement"] and that certain "Addendum to Stock Purchase Agreement Made as of June 27, 2000, Between Elite Technologies, Inc., Buyer, and International Electronic Technology of Georgia, Inc., d/b/a Startek Computers, and Frank Noori, Individually, Seller(s)" ["the Addendum"];

     WHEREAS, on August 10, 2000, Buyer (as "Buyer" therein) and Seller (as "Seller" therein) entered into that certain "Addendum to Stock Purchase Agreement Made as of June 27, 2000, Between Elite Technologies, Inc., Buyer, and International Electronic Technology of Georgia, Inc., d/b/a Startek Computers, and Frank Noori, Individually, Seller(s)"; and

     WHEREAS, as of the time and date of execution of this Third Addendum, the buyer has failed to deliver a cash payment of $300,000 to Seller(s):

     NOW, THEREFORE, be it resolved, that the parties hereto, intending to be legally bound, do covenant and agree as follows:

1.       Definitions.  For the purposes of this Addendum,  all  terms shall have
           -----------
the same meanings ascribed thereto as in the Stock Purchase Agreement, unless a different agreement is specifically referred to.

2.       Consummation.  In order to consummate  the  stock purchase and  sale as
         ------------
contemplated in the agreements and addenda referred to above, the parties hereto do undertake and agree to carry out the following duties and obligations:

         a. Buyer shall cause the sum of Three Hundred Thousand and No/100 U.S. Dollars (US$300,000.00), in certified funds (the "Funds"), to be paid to Seller not later than 6:00 PM, Eastern Standard Time, on Thursday, November 31, 2000; Said funds shall be payable in cash or in common stock of Seller in a number of shares such that Seller shall receive the full amount of the Funds.

3. Rescission. All parties hereto understand, covenant, and agree that, notwithstanding anything to the contrary contained herein or in the Stock Purchase Agreement or the Amended Stock Purchase Agreement and/or any documents associated therewith or appurtenant thereto, Seller shall have the right, in its sole discretion, to rescind the Amended Stock Purchase Agreement which in case of such rescission shall be considered to be null, void, and of no further force or effect, if the monies contemplated herein (that is, the sum of Three Hundred Thousand and no/100 U.S. Dollars in cash or common stock of Seller) have not been fully paid as contemplated herein by 6:00 PM, Eastern Standard Time, on Thursday, November 31, 2000.

4.       Time of the Essence.  Time is be of the essence of this Addendum.
         -------------------

         IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first written above.

BUYER                                            SELLER




Scott Schuster                                   Frank Noori
CEO, Elite Technologies, Inc.          President, International Electronic
                                               Technology of
                                       Georgia, Inc., d/b/a Startek Computers


Date:  ___________________________  Date: ____________________________________
                                          ------------------------------------


                                         -------------------------------------
                                                  Frank Noori, individually

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 10, 2000                ELITE TECHNOLOGIES, INC.


                                       By: /s/ Scott Schuster
                                       Name:  Scott Schuster
                                       Title:  Chief Executive Officer