Form 10-K/A
period 2000-05-31
ELITE TECHNOLOGIES INC /TX/
filed 2000-12-08
CIK 835909

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2000

                         Commission File Number: 0-17597

                            ELITE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                      Texas
        (State or other Jurisdiction of                 76-0252296
          incorporation or organization)     (IRS Employer Identification No.)

                         6991 Peachtree Industrial Blvd.
                                    Suite 320
                             Norcross Georgia 30096
               (Address of principal executive offices) (Zip Code)

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

RECENT DEVELOPMENTS

     In June, 2000, Elite has signed purchase agreements with AC Travel, Inc. and International Electronic Technologies of Georgia ("IET"). AC Travel, a wholesale and retail travel agency, including a website catering to the international business traveler who is traveling abroad in the U.S., The purchase price for all the capital stock of AC Travel is 1,500,000 shares of common stock, and $300,000. IET provides wholesale and retail sales and distribution of computer related products. The purchase price for IET is 1,200,000 shares of common stock and $300,000.

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

ITEM 9. CHANGES  IN   AND  DISAGREEMENTS   WITH  ACCOUNTANT  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

     KPMG had served as the auditors of the Company's financial statements for the fiscal years ended May 31, 1998 and 1999. In July 2000, the Company dismissed KPMG. September 8, 2000, the Company engaged the firm of Feldman, Scherb & Co., P.C. to audit its fiscal 2000 financial statements. The change to Feldman, Scherb & Co., P.C. was ratified by the Company's Board of Directors on June 2, 2000. Feldman, Sherb and Co., P.C. failed to complete the audit as they were hired to do by the Company, and therefore, were terminated as of October 27, 2000. The company had hired other auditors (On October 20, 2000) having realized that Feldman, Sherb may not complete their assigned duties. As of October 27, 2000 the Company officially appointed Kirschner and Associates, P.C., as auditors, thereby replacing Feldman, Scherb & Co. The Company believes that in connection with the audits of the Company's financial statements for each of the two fiscal years ended May 31, 1999 and subsequent hereto, the Company and KPMG did not have any disagreement on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in their reports.

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

Elite Technologies, Inc. will file an amended 10K two weeks from December 11, 2000.

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


                                    PAGE F-1

                          Independent Auditors' Report



The Board of Directors and Stockholders
Elite Technologies, Inc., and Subsidiaries




     We have audited the accompanying consolidated balance sheet of Elite Technologies, Inc. and Subsidiaries (the "Company") as of May 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the accompanying financial statements of Elite technologies, Inc. and Subsidiaries as of May 31, 1999 and for the years ended May 31, 1999 and 1998, and the accounting services for those years and described in Note 13 (c)

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain assistance about whether the financial statements are free of material misstatement An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statments. An audits also includes accessing the accounting principles used and significant estimates made by managements as well as evaluting the overall financial statement presentation. we believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite technologies, Inc. and Subidiaries as of May 31, 2000, and the resluts of their operations nd their cash flows for the year ended Nay 31, 2000, in conformity with generally accepted accounting princle.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might results form the outcome of the uncertainty.


/s/ Kirschner & Associates, PC.
    Kirschner & Associates, PC.
Marietta, Georgia
November 9, 2000, except for Note: 13(c)
as to which the date is December 8, 2000

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



                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                              May 31, 2000 and 1999

Assets                                                                                                Unaudited
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
                                                                              =================  =================
                                                                              =================  =================


           See accompanying notes to consolidated financial statements



                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Years Ended May 31, 2000, 1999 and 1998

                                                                               Unaudited             Unaudited
                                                            2000                1999                 1998
                                                            ----                ----                 ----

Revenues - Net                                     $            298,230 $         1,937,317 $          1,516,088

Salaries, wages and benefits                                    571,121           2,136,613            1,190,609
Stock based compensation                                        904,125             827,431           --
Depreciation and amortization                                   437,622             116,846               27,562
Other operating expenses                                      1,481,216           1,654,167              681,335
                                                      ------------------  ------------------   ------------------
                                                      ------------------  ------------------   ------------------

              Operating loss                                (3,095,854)         (2,797,740)            (383,418)

Operating expenses                                            1,481,250          --                   --
Interest expense                                                 16,100          --                   --
Interest income                                                (13,192)          --                   --
Settlement on rescinded acquisition                              80,800          --                   --
Other expenses, net                                              66,036              90,624               54,704
                                                      ------------------  ------------------   ------------------
                                                      ------------------  ------------------   ------------------

              Loss before income                            (4,726,848)         (2,888,364)            (438,122)
              taxes

Income taxes                                                 --                  --                   --
                                                      ------------------  ------------------   ------------------
                                                      ------------------  ------------------   ------------------

              Net loss                             $        (4,726,848) $       (2,888,364) $          (438,122)
                                                      ==================  ==================   ==================
                                                      ==================  ==================   ==================


Weighted average shares - basic                    $         20,631,704 $        11,146,073 $         10,619,170
                                                      ==================  ==================   ==================
                                                      ==================  ==================   ==================

Basic Loss Per Share                               $             (0.23) $            (0.26) $             (0.04)
                                                      ==================  ==================   ==================
                                                      ==================  ==================   ==================

Adjusted weighted
   average shares - diluted                        $         21,097,724 $        11,146,073 $         10,619,170
                                                      ==================  ==================   ==================
                                                      ==================  ==================   ==================

Diluted Loss Per Share
  (antidilutive in 2000)                           $             (0.23) $            (0.26) $             (0.04)
                                                      ==================  ==================   ==================
                                                      ==================  ==================   ==================





           See accompanying notes to consolidated financial statements



                                                               ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                            Consolidated Statements of Stockholders' Equity
                                                                Years Ended May 31, 2000, 1999 and 1998
                                                                                                                            Total
                                                                                               Additional    Retained  stockholders'
                                                                               Common Stock      paid-in     earnings     equity
                                                                       Shares        Amount     capital     (deficit)    (deficit)
                                                                      ------         ------     -------     ---------    ---------
Unaudited Balances at May 31, 1997                                 10,619,170       $1,062       $134,938     ($110,472)     $25,528

Net loss                                                                   --           --           --        (438,122)   (438,122)

Unaudited Balances at May 31, 1998                                 10,619,170        1,062        134,938      (548,594)   (412,594)

Issuance of common stock in                                           850,000           85      1,649,915         --       1,650,000
acquisitions
Stock based compensation                                                  --            --        827,431         --         827,431
Issuance of common stock in private placements,
  net of issuance costs of
approximately 50,000
  shares and $352,000                                               1,102,500          110        852,390         --         852,500
Commitment to issue common stock for investment
  banking services                                                        --            --        126,667         --         126,667
Contributed capital from                                                  --            --        289,277         --         289,277
THC
Other capital contributed                                                 --            --        114,700         --         114,700
Net loss                                                                  --            --           --      (2,888,364) (2,888,364)
                                                                    -----------   -----------  ------------   ----------   ---------

Unaudited Balances at May 31, 1999                                 12,571,670        1,257      3,995,318    (3,436,958)     559,617

Issuance of common stock for investment banking                     6,962,500          696      1,480,554         --       1,481,250
services
Issuance of common stock in                                         2,312,500          231        1,071,090       --       1,071,321
acquisitions
Issuance of common stock in private placements                        840,050           84          840,916       --         841,000
Stock based compensation                                           10,339,000        1,034          903,091       --         904,125
Issuance of common stock in settlement of rescinded acquisition     1,250,000          125           80,675       --          80,800
Contributed capital from                                                  --            --          107,756       --         107,756
AMG
Net loss                                                                  --            --             --    (4,726,848) (4,726,848)

                                                                    ----------    -----------     ---------  ----------    ---------
Balances at May 31, 2000                                           34,275,720       $3,427       $8,479,400 ($8,163,806)    $319,021
                                                                    ==========    ===========     =========  ==========  ===========



                                  ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                   Years Ended May 31, 2000, 1999 and 1998
                                                                                     Unaudited        Unaudited
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
                                                                 ==============  ==============   ============
                                                                 ==============  ==============   ============


           See accompanying notes to consolidated financial statements


                                        6




                                  ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                   Years Ended May 31, 2000, 1999 and 1998
                                                                                     Unaudited       Unaudited
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

c) External Accountants

     During the fiscal years ended May 31, 2000, 1999, and 1998, management has engaged the services of several certified public accounting firms for the purposes of complying with financial reporting requirements as well as managements advisory services. Details of external auditor associations are described further in the Company's periodic filings of form 8-K. accordingly, the independent auditors report is dedicated to the most recent year presented.

     Due to the lack of consent on the part independent accountants engaged for prior years, the financial statements for those years are labeled unaudited. Management believes consent issues with the previous years auditors will be resolved favorably in an expeditions manner.

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

Dated: November 10, 2000            ELITE TECHNOLOGIES, INC.


                        By:    /s/ Scott Schuster
                        Name:      Scott Schuster
                        Title:     CEO

                        By:    /s/ Jason Kiszonak
                        Name:      Jason Kiszonak
                        Title:     Director

                        By:    /s/ David Aksoy
                        Name:      David Aksoy
                        Title:     Director

                        By:    /s/ Stephen Randy Ragsdale
                        Name:      Stephen Randy Ragsdale
                        Title:     Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.