Form 10-Q
period 2000-10-30
ELITE TECHNOLOGIES INC /TX/
filed 2001-01-16
CIK 835909

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              |X| For the Quarterly Period ended November 30, 2000

                                       Or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM September 1,
                           2000 TO November 30, 2000



                         Commission File Number: 0-17597

                            ELITE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)




              Texas
   (State or other Jurisdiction of                         76-0252296
    incorporation or organization)             (IRS Employer Identification No.)

                             5050 Oakbrook Parkway
                                    Suite 100
                                Norcross Georgia
                                     30093
                                  (Zip Code)
                    (Address of principal executive offices)

                                  770-559-4975
              (Registrant's telephone number, including area code)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|


The number of issued and outstanding shares of the issuer's class of capital stock as of November 30, 2000, the latest practicable date, is as follows:
41,677,720 shares of Common Stock $.0001 par value.
--------------------------------------------------------------------------------

                            ELITE TECHNOLOGIES, INC.

                                      Index


PART I - FINANCIAL INFORMATION

     Item 1. Condensed Financial Statements:

             Consolidated Balance Sheet-November 30, 2000 and May 31, 2000.    3

             Consolidated  Statement  of  Operations-Three  and Six  Months
               Ended 4 November 30, 2000 and November 30, 1999.

             Consolidated Statement of Cash Flow-Six Months Ended November   5-6
               30, 2000.

             Notes to Consolidated Financial Statements (unaudited)

             Report on Review by Independent Accountants

     Item 2. Management's Discussion and Analysis of Financial Condition
                  And Results of Operations

PART II - OTHER INFORMATION

     Item 3.  Legal Proceedings

     Item 4.  Changes in Securities

     Item 5.  Defaults upon Senior Securities

     Item 6.  Submission of matters to Vote of Security Holders

     Item 7.  Other Information

     Item 8.  Exhibits and Reports on Form 8-K

Exhibit Index

Signature

PART Item I



                                     REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Elite Technologies, Inc., and Subsidiaries

     We have reviewed the accompanying consolidated balance sheet of Elite Technologies, Inc., and Subsidiaries (the "Company") as of November 30, 2000 and May 31, 2000 and the related consolidated statements of operations for the first three and six months ended November 30, 2000 and November 30, 1999, and the related consolidated statement of cash flows for the six months ended November 30, 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review on interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, with the exception of the matter described in the following paragraph, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles.

     A statement of cash flows for the six months ended November 30, 1999, the previous year, has not been presented. As described in the notes to the consolidated financial statements, generally accepted accounting principles require that such a statement be presented when financial statements purport to present financial position and results of operations.

     We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of May 31, 2000, and the related consolidated statements of operations, of stockholders/ equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 9, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information as set forth in the accompanying consolidated balance sheet information as of May 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in the financial information, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kirschner & Assoc.
     Kirschner & Assoc.

Marietta, Georgia
January 16, 2001








                          ELITE TECHNOLOGIES, INC., AND SUBSIDIARIES
                                  Consolidated Balance Sheet

                                                               November 30,        May 31,
                                                                   2000              2000
                                                                (Unaudited)       (Audited)
Assets

Current assets:

  Cash on hand and in banks                                           $183,501        -

  Accounts receivable, less allowance for doubtful

      accounts of $28,000 and $ 0 at November 30, 2000 and

      May 31, 2000, respectively.                                    1,375,355        -

  Note receivable on convertible debt obligation                             -          527,470

  Receivable from officer                                              528,542          289,084

  Other current assets                                                 648,940           30,000

           Total current assets                                      2,736,338          846,554

Property and equipment, net                                            195,809           31,004

Excess of cost over net assets of businesses acquired,

     less accumulated amortization of $899,808 and

     $487,308 at November 30, 2000, and May 31, 2000,                5,572,109        2,609,609
     respectively

Other assets                                                            43,789            6,789


                Total Assets                                        $8,548,045       $3,493,956
                                                                 ================= =================
                                                                 ================= =================
Liabilities and Stockholders' Equity

Current liabilities:

  Cash overdrafts                                                    -                  $35,106

  Notes payable                                                          291,899        112,895

  Accounts payable                                                   2,666,077          523,541

  Accrued expenses                                                      73,148          114,292

  Federal payroll taxes payable                                        929,468          931,888

  State payroll taxes payable                                          321,614          321,614

                                                                     4,282,206        2,039,336
Long-term liabilities:

  Notes payable                                                        100,000          100,000

  Other long-term debt                                                   220,778              -

  Convertible note payable                                           1,035,599        1,035,599

           Total liabilities                                         5,638,583        3,174,935


Stockholders' equity:

  Common stock, $.0001 par value; 500,000,000 shares

      authorized; 41,677,720  and 34,275,720 issued and

      outstanding at November 30, 2000 and May 31, 2000,

      respectively                                                       4,167            3,427

  Additional paid-in capital                                        14,190,140        8,479,400

  Retained earnings (deficit)                                      (11,284,845)      (8,163,806)


                Total stockholders' equity                           2,909,462          319,021

      Total liabilities and equity                                  $8,548,045       $3,493,956
                                                                ================= =================
                                                                ================= =================


    The Notes to Financial Statements are an integral part of this statement.

                                        3



                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES

                       Consolidated Statement of Cash Flow
                                   (Unaudited)

                                                                                            Six Months Ended

                                                                                              November 30,

                                                                                                  2000
Cash flows to operating activities:

  Net loss                                                                                           ($3,155,020)

   Adjustments to reconcile net loss to net

    cash used in operating activities:

      Depreciation and amortization                                                                      231,250

      Commitment to issue stock for investment

        banking services                                                                               2,465,500

      Decrease (increase) in:

        Accounts receivable                                                                           (1,375,355)

        Note receivable                                                                                  527,470

        Other assets                                                                                    (655,940)

      Increase (decrease) in:

        Accounts payable                                                                               2,142,536

        Federal payroll taxes payable                                                                     (2,420)

        Accrued expenses and other current liabilities                                                   (16,144)

              Net cash used in operating activities                                                      161,877



Cash flows to investing activities:

    Purchases of property and equipment                                                                 (183,555)

    Acquisition of businesses                                                                           (175,000)


    Receivable from officers                                                                            (239,458)

              Net cash used in investing activities                                                     (598,013)



Cash flows from financing activities:


    Proceeds from issuance of common stock                                                               140,000


    Proceeds from issuance of long-term debt                                                             399,782

    Contributed capital                                                                                  114,961

              Net cash provided by financing activities                                                  654,743


Net increase (decrease) in cash and cash equivalents                                                     218,607


Cash and cash equivalents (overdraft) at beginning of period                                             (35,106)


Cash and cash equivalents at end of period                                                              $183,501
                                                                                                     ==============

    The Notes to Financial Statements are an integral part of this statement.

                                        5




                   ELITE TECHNOLOGIES, INC., AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                   Three Months Ended          Six Months Ended
                                             November 30,                        November 30,
                                                 2000              1999              2000              1999
 Revenues                                         $3,703,578          $400,013        $7,334,396         $778,010

 Cost of Sales                                     3,595,238                 -         6,626,446                -

                Gross Profit                         108,340           400,013           707,950          778,010

 Salaries, wages and benefits                        139,148            16,456           239,226          102,106

 Depreciation and amortization                       115,625                 -           231,250                -

 Other operating expenses                            134,344           203,001           897,635          760,313

                                                     389,117           219,457         1,368,111          862,419

             Operating income (loss)                (280,777)          180,556          (660,161)         (84,409)

 Operating epenses                                         -                 -         2,465,500                -

 Interest expense                                          -                 -            12,100                -

 Interest income                                           -                 -                 -                -

 Other expenses - net                                 15,546                 -            17,259                -

                                                      15,546                 -         2,494,859                -

             Loss before income taxes               (296,323)          180,556        (3,155,020)         (84,409)

 Income taxes                                              -                 -                 -                -

             Net loss                              ($296,323)         $180,556       ($3,155,020)        ($84,409)
                                                  =============    =============   ===============     ==============
                                                  =============    =============   ===============     ==============


 Weighted average shares - basic                  37,877,635        12,647,920        41,578,630       12,647,085
                                                  ==============   =============   ===============     ==============
                                                  ==============   =============   ===============     ==============


 Basic Earnings (Loss) Per Share                      ($0.08)            $0.01            ($0.08)          ($0.01)
                                                  =============   =============   ===============     ==============
                                                  ==============   =============   ===============     ==============

 Adjusted weighted average shares

   dilutive                                       38,343,655        12,570,000        42,044,880       12,647,085
                                                  ==============   =============   ===============     ==============
                                                  ==============   =============   ===============     ==============


 Diluted Earnings (Loss) Per Share

   (antidilutive in 2000)                             ($0.08)            $0.01            ($0.08)          ($0.01)
                                                  ==============   =============   ===============     ==============
                                                  ==============   =============   ===============     ==============


    The Notes to Financial Statements are an integral part of this statement.

                                        4






   ELITE TECHNOLOGIES, INC., AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED
               FINANCIAL STATEMENTS November 30, 2000 (UNAUDITED)

Accounting Policies

In the opinion of management the accompanying unaudited consolidated financial statements reflect all normal adjustments, exclusive of any adjustments that may be required as a result of going concern issues discussed further in the financial information, necessary to present fairly the financial position of Elite Technologies, Inc., and Subsidiaries at November 30, 2000 and the results of operations for the three and six months ended November 30, 2000 and 1999 and cash flows for the six months ended November 30, 2000. The results of operations for the three-and six-month periods ended November 30, 2000 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year May 31, 2001.

The financial information as of November 30, 2000 should be read in conjunction with the financial statements contained in Elite Technologies, Inc. Form 10-K Annual Report for 2000.

Recognition and Revenue Expense

Web site development and consulting services are generally performed on a time and materials basis and are recognized as the services are performed. All other revenue and expense is accrued as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash overdrafts are classified as debt.

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

Statement of Cash Flows

The statement of cash flows for the six months ended November 30, 1999 has not been presented. Generally accepted accounting principles require that a statement be presented when financial statements purport to present financial position and results of operations. Record keeping limitations prevented certain accumulation of cash flow data. Accordingly, management is unable to present the statement of cash flows for that period, at this time.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this filing. Certain statements, made in this "Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. In some cases, you can identify forward-looking statements by the use of certain terminology, such as "may," "will," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of such terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties. These risks and uncertainties could affect the Company's future financial and operating results and cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by or on behalf of the Company.

Overview

ORGANIZATION

         Elite Technologies, Inc. (referred to herein as "Elite" or the "Company") is a full service technology company offering information technology ("IT") services to small, medium and large enterprises. IT services involve the facilitation of the flow of information within a company or between a company and external sources. These services typically involve computer hardware, software and "integration" efforts to allow diverse systems to communicate with one another. The company

         Elite was founded as a Georgia corporation in 1996 under the name Intuitive Technology Consultants, Inc. ("ITC"). In July, 1998, ITC Acquisition Group, LLP, consisting of management of ITC, acquired a majority interest, through a reverse merger, in CONCAP, Inc.. On April 22, 1999, the Company changed its name to Elite Technologies, Inc. The Company's charter was revoked on February 11, 2000 for the failure to file franchise tax returns in the State of Texas, however the Company is presently seeking to reinstate its charter.

             Elite through its divisions offered a variety of services in fiscal year 2000. Accordingly, Elite has suspended most of its operations following the acquisition of Ace Manufacturing Group, Ltd. ("AMG") in April 2000. Elite intends to acquire other companies to fulfill the services of its divisions. As part of Elite's acquisition strategy, the Company has entered into an agreement to acquire substantially all of the capital stock of AC Travel, Inc. and International Electronic Technologies of Georgia, Inc. Elite does not presently have any other definitive agreements to acquire additional companies and there can be no assurance that it will do so.

         The Company's principal executive offices are located at 5050 Oakbrook Parkway, Suite 100 Norcross, Georgia 30093. Telephone: (770)-559-4975. The Company's Internet address is www.elitetech-usa.com.

RECENT DEVELOPMENTS

              Elite's objective is to establish itself as a leading provider of content solutions, hardware distribution, software development services, and kiosk manufacturing/distribution. The Company intends to utilize acquisitions to support the growth of its business, such as content and hardware providers. The Company intends to utilize the kiosk's content and advertising platform to serve as a means by which retailers and other connectivity solutions providers can access a viewer base with quantifiable online purchasing habits.

         On December 15, 2000, the Company entered into a Letter of Intent with Intelligent Software Solutions, Inc. for the purchase and exclusive distribution of its kiosk units in Puerto Rico and the Caribbean Islands. A definitive agreement is expected to be executed in January, 2001. The contract will require a minimum purchase by Intelligent Software Solutions, Inc. per month.

         On December 29, 2000, the Company entered into a letter of intent to purchase Smartmedia, Inc. The company expects to reach a definitive agreement in January 2001. Smartmedia provides a patent pending technology that uses wireless telemetry technology in the newspaper and shipping industries.

         In January, 2001, the Company consolidated its operations to one address to reduce its expenditures for operational costs.

             In December 2000 the company satisfied the $300,000 indebtedness as
to  owned  under  the  purchase  agreement  of  IET,  International   Electronic
Technology of Georgia ( "IET"). Payment was made in stock.


RESULTS OF OPERATIONS

             THREE AND SIX MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999.

         Revenues. Revenues from operations for the second quarter ended November 30, 2000 increased by 825.9% from the same period, 1999. Revenues for the six months ended November 30, 2000, increased by 842.7% from the same period, 1999. The increase in revenues is related to (i) the internal restructuring of the business and (ii) the acquisition of International Electronic Technology of Georgia (IET) and AC Travel.

            Salaries, Wages and Benefits. Salaries, Wages and Benefits, are $122,692 and 745.6 % higher in the second quarter and $137,120 and 134.3% higher for the six months ended November 30, 2000 over the same periods, 1999. The increase is due primarily to the acquisition of IET.

         Other Operating Expenses. Other Operating Expenses increased by $68,657 and 33.8% during the second quarter ended November 30, 2000 over the same quarter ended, 1999. The increase is $ 137,322 and 18.1% for the six month period ended November 30, 2000, over the same period, 1999. These increases are attributed to the restructuring of the business and the recent acquisition of IET and AC Travel.

         Depreciation and Amortization. Elite depreciates its assets, including goodwill, on a straight-line basis over three to five years. Depreciation and amortization increased to $ 231,250. This is attributed to the amortization of goodwill recorded in connection with the acquisitions completed in 2000.

         Operating Loss. Operating losses increased to $ 3,155,020 from $ 2,858,697 representing a 10 % increase in the loss due to increased operational costs attributed to the acquisition(s) completed by Elite.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have principally related to the acquisition of businesses, working capital needs and capital expenditures for growth. These requirements have been met through a combination of private placements and internally generated funds. Although the Company incurred direct costs for acquisitions, the Company completed these acquisitions primarily in stock for stock transactions. The Company currently lacks the working capital required to continue as a going concern and to achieve its acquisition program and internal growth objectives. Management expects to enter into agreements for debt or equity funding during the third and fourth quarters of fiscal year 2001 in order to meet the needs of internal growth and acquisitions. Management believes that such agreements for debt or equity funding will be sufficient to enable the Company to continue operating as a going concern. However, there is no assurance that agreement for such additional funding will be consummated.

PART II

OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

The Company is, from time to time, a party to routine litigation incidental to operating a business, including claims of discrimination, wrongful termination, and other similar claims.

ITEM 4. CHANGES IN SECURITIES. The company issued securities in exchange for $140,000 in cash during the second quarter.

ITEM 5. DEFAULTS UPON SENIOR SECURITIES. NONE

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 7. OTHER INFORMATION. NONE

ITEM 8. EXHIBITS AND REPORTS ON FORM 8-K. NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 16, 2001                         ELITE TECHNOLOGIES, INC.


                                                By: /s/ Scott Schuster
                                                Name:   Scott Schuster
                                                Title:  Chief Executive Officer