Form 10-K/A
period 2000-05-31
ELITE TECHNOLOGIES INC /TX/
filed 2001-03-09
CIK 835909

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                    76-025229
                        (IRS Employer Identification No.)

                                      Texas
                         (State or other Jurisdiction of
                         incorporation or organization)

                                      30096
                                   (Zip Code)
                         6991 Peachtree Industrial Blvd.

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

     Although  Elite,  through  its  divisions  offered a variety of services in
fiscal  2000,  Elite  has  suspended  most  of  its  operations   following  the
acquisition of Ace Manufacturing Group, Ltd. ("AMG") in April 2000. See discussions below regarding the business operations of AMG. Elite intends to acquire other companies to fulfill the services of its divisions. As part of Elite's acquisition strategy, the Company has entered into an agreement to acquire substantially all of the capital stock of AC Travel, Inc. and International Electronic Technologies of Georgia, Inc. Elite does not presently have any other definitive agreements to acquire additional companies and there can be no assurance that it will do so.

     The Company's principal executive offices are located at 6991 Peachtree Industrial Blvd., Suite 320, Norcross, GA 30092 (Telephone: (678) 969-9146. The Company's Internet address is www.elitetech-usa.com.

RECENT DEVELOPMENTS

     In June 2000, Elite has signed purchase agreements with AC Travel, Inc. and International Electronic Technologies of Georgia ("IET"). AC Travel is a wholesale and retail travel agency, including a website catering to the international business traveler who is traveling abroad or in the U.S. The purchase price for all the capital stock of AC Travel is 1,500,000 shares of common stock, and $300,000. IET provides wholesale and retail sales and distribution of computer related products. The purchase price for IET is 1,200,000 shares of common stock and $300,000.

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

     The Automated Business Center's are in phase two of operation. These features include the following: - Internet Browsing - 2000 Hot Buttons offering single click access to stock quotes, new publications, search engines, government sites, etc.
-        Send and retrieve E-mail
-        Send and receive fax capabilities
-        Color copy capabilities
-        Full screen display advertising
-        Scroll bar advertising with web site links
-        Daily usage log of transactions
- Appwatch monitors the Browser software to ensure the application is always running
- Bootwatch enables the Automated Business Center to automatically re-boot itself daily
-        Fortress allows the operation system to be password protected

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

     The Entertainment Access Internet Terminal caters to restaurants, coffee shops, turnpike stations, auto service stations, grocery stores, shopping malls, convenient stores, roller rinks, arcades, movie theaters, and museums. The kiosk offers over 2000 1-click web sites. The Entertainment Access Internet Terminal is programmable, enabling custom programming, for the various sites. It also includes on-line sports books, trivia, car manufacturers, classifieds and dating services.

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


STRATEGY


         The Company is seeking growth through two individual strategies. First, the Company continues to seek acquisition targets to grow its business through the acquisition and roll up of synergetic companies who meet certain criteria. This criteria includes:
(1)      A minimum revenue stream of 5 million dollars annually;
(2)      Profitable or nearly profitable;
(3)      Strong management able to commit for a minimum of three years following Elite's purchase of the company; and
(4)      Products or services in line with the general direction of Elite.

         Secondly, Elite intends to grow its already acquired companies through strong management, cross marketing and repeat customer usage of multiple products and services of Elite. Although management intends to continue seeking acquisition targets, no guarantee can be made that any acquisitions will be completed.



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

GOVERNMENT REGULATION

     As of May 31, 2000, Elite had a workforce which includes information technology consultants who are foreign nationals working in the United States under H-1B permits. The number of these individuals is expected to rise in the coming months and years. Accordingly, Elite must comply with United States immigration laws. Due to the limited number of H-1B permits approved each year, Elite may not be able to recruit or retain enough information technology professionals to meet its personnel requirements. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters periodically express concerns over the levels of legal and illegal immigration into the U.S. These concerns often result in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any reduction in the number of work permits that may be issued or change in immigration laws which impede the hiring or retention of foreign nationals could cause Elite to incur additional unexpected labor costs and expenses.

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

ITEM 2. PROPERTIES

     The Company occupies approximately 3,000 square feet of office space in Norcross, Georgia on a month-to-month, verbal agreement, at monthly rate of $4,900.

     AMG occupies approximately 11,500 square feet of office and warehouse space in Doraville, Georgia under a renewable yearly lease at a monthly rate of $6,000. The current lease is scheduled for renewal December 2000.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various claims and legal actions arising in the ordinary course of business. While the ultimate results and outcome cannot be determined, management does not expect that these matters will have a material effect on the Company's results of operations or financial position.

Subsequent to May 31, 2000, actions involving the Company include claims which the Company intends to pursue vigorously. See the notes to the Consolidated audited financial statements of Elite Technologies, Inc., and Subsidiaries for the year ended May 31, 2000 for details.


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

                                          FISCAL YEAR ENDING MAY 31, 2000
                                  Quarter                     Low                     High
                        ---------------------------- ---------------------- --------------------------
                        First                                3.25                     6.38
                        Second                               0.14                     3.88
                        Third                                0.13                     1.31
                        Fourth                               0.27                     2.75

                                    FISCAL YEAR ENDING MAY 31, 1999
                                  Quarter                     Low                     High
                        ---------------------------- ---------------------- --------------------------
                        First                                1.00                     5.937
                        Second                               3.00                     5.937
                        Third                                6.00                     10.25
                        Fourth                               4.75                     10.00


     There were 568 holders of record of Common Stock as of September 8, 2000. The Company has not paid any cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The decision to pay dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results and other factors.

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical consolidated financial data presented below were derived from the Company's consolidated financial statements, which as of and for the year ended May 31, 2000 were audited by Kirschner & Associates, as of and for the year ended May 31, 1999 were audited by KPMG LLP, and for the year ended May 31, 1998 were audited by KPMG LLP.

     The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements, the related notes, and the independent auditors' reports for the years ended May 31, 2000, 1999 and 1998, which contains an explanatory paragraph that states the Company's recurring losses from operations and net capital deficiency raise substantial doubt about the entity's ability to continue as a going concern, appearing elsewhere in this Form 10-K. The consolidated financial statements and the selected data do not include any adjustments that might result from the outcome of that uncertainty.




                                   Years Ended May 31, 2000, 1999 and 1998
                                         Statement of Operations Data
                                                                                2000          1999        1998

Revenue From Services (1)                                                   $298,230    $1,937,317  $1,516,088

Salaries, Wages and Benefits                                                $571,121    $2,136,613  $1,190,609

Other Operating Expenses                                                  $1,481,216    $1,654,167    $681,335

Depreciation and Amortization                                               $547,512      $116,846     $27,562

Stock Based Compensation                                                 $10,751,765      $827,431          $0

Investment Banking Fees                                                  $15,872,719            $0          $0



Operating Loss                                                         ($28,926,103)  ($2,797,740)  ($383,418)

Other Expenses, Net                                                          $66,036       $90,624     $54,704

Interest Expense                                                             $16,100            $0          $0

Interest Income                                                            ($13,192)            $0          $0

Settlement on Rescinded Acquisition                                          $80,800            $0          $0

Loss Before Income Taxes                                               ($29,075,847)  ($2,888,364)  ($438,122)

Income Taxes                                                                      $0            $0          $0

Net Loss Per Share
Common Stock: Basic and Diluted (2)                                          ($1.42)       ($0.26)     ($0.04)

Number of Shares Used in Computing
Diluted Earnings per Share                                                20,631,704    11,150,355  10,619,170

                                  BALANCE SHEET DATA: May 31, 2000 and 1999

                                                                                         2000         1999

Total Assets                                                                          $5,872,191   $2,331,198

Total Liabilities                                                                     $3,174,935   $1,771,581

Working Capital Deficit                                                               ($1,192,782)($1,082,175)

Stockholders' Equity                                                                  $2,697,256    $559,617


         (1) Revenues shown include only revenue since date of acquisitions of the subsidiaries, and do not reflect any revenue related to Temporary Help Connection which were accounted for on filings prior to year end May 31, 1999 by the Company because of the rescission of the acquisition further described in the May 31, 1999 "Notes to Consolidated Financial Statements."

         (2) Since inception, the Company has not declared or paid any cash dividends on its common stock.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements included elsewhere herein.

INTRODUCTION

     From its inception in June of 1988 as CONCAP, a Texas corporation, until July, 1998, the Company existed primarily as a development stage company created to seek, investigate, and if warranted, acquire domestic and foreign business opportunities. The Company intended to seek long-term growth potential as opposed to short-term earnings. In July of 1998, CONCAP merged with ITC. Following the transaction, former ITC shareholders held 72 percent of the shares of CONCAP. CONCAP changed its name to Elite Technologies, Inc. on April 22, 1999. All subsidiaries and holding companies were then merged into Elite, the Texas corporation.

     Through May 31, 2000, the Company completed five acquisitions in the IT sector. All acquisitions have been accounted for as purchases in this filing and are reflected as such on the Consolidated Financial Statements. This does not take into account the year to date financial information of these acquisitions, but only provides for results of operations since the date of acquisition of the individual companies.

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

     Salaries, Wages and Benefits. Salaries, Wages and Benefits decreased 73.3% from 1999. The decrease is due to terminations of staff related to the restructuring of the company.

     It is anticipated that with increased product lines resulting from the acquisition of AMG and the acquisitions consummated in FY 2001, additional salaries will be needed for operations.

     Management expects the return on salary and benefit expenditures in fiscal year 2001 to exceed the investment made in fiscal year 2000, although there is no assurance that it will do so.

     Other Operating Expenses. Other Operating Expenses decreased by 10.5% to $1,481,216 attributed to (i) reductions in legal and professional costs, and
(ii) restructuring of the business.

     Depreciation and Amortization. Elite depreciates its assets, including goodwill, on a straight-line basis over three to five years. Depreciation and amortization increased by 369.00% over 1999. This is attributed to the amortization of goodwill recorded in connection with the acquisitions completed in 2000.

     Stock Based Compensation. Elite recorded $10,751,765 in stock based compensation during the fiscal year 2000. Management expects to continue with a stock based compensation bonus plan to attract and retain new talent for the Company.

     Operating Loss. Operating losses increased from $2,797,740 to $28,926,103 representing a 944.00% increase in the loss due to increased levels of stock based compensation, investment fees and depreciation and amortization.

     Other Expenses Net. Other Expenses net decreased 27.0% from $90,624 in 1999 to $66,036 in 2000.

     Loss Before Income Taxes (Net Loss). Net Loss increased 907.00% due to reasons mentioned above.

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

         Stock Based Compensation. Elite recorded $827,431 in stock based compensation during the fiscal year 1999 in connection with the options granted to certain officers of the Company. Management expects to continue with a stock based compensation bonus plan to attract and retain new talent for the Company.

         Operating Loss. Operating losses increased from $438,122 to $2,888,364, representing a 559.26% increase in the loss due to increased levels of salary and increased operating expenses as a result of the completion of those acquisitions, as well as the investment of the restructure of the company into three "branded" divisions.

     Other Expenses Net. Other Expenses net increased 65.66% to $90,624 in 1999 from $54,704 in 1998.

     Loss Before Income Taxes (Net Loss). Net Loss increased 559.26% due to reasons mentioned above.


The following table summarizes the results of operating losses, interest cost, net loss, and per share amounts for the years ended May 31, 2000, and the two immediately preceding years.




                                       2000                   1999                  1998
                               ---------------------  --------------------- ---------------------
Operating Losses                      ($28,926,103)           ($2,797,740)            ($383,418)

Interest Costs on Additional
Debt                                         16,100                      0                     0

Other Expenses, Net                         133,644                 90,624                54,704
                               ---------------------  --------------------- ---------------------

Net Loss                              ($29,075,847)           ($2,888,364)            ($438,122)
                               =====================  ===================== =====================

Loss Per Share                              ($1.42)                ($0.26)               ($0.04)
                               =====================  ===================== =====================


The significant changes in the loss amounts for 2000 are primarily attributable to Common stock valuation on newly issued shares for common stock based compensation, Using fair market value at the time of the transaction.

See disclosures in the notes accompanying the consolidated financial statements of Elite Technologies, Inc. and Subsidiaries as of and for the year ended May 31, 2000.


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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement was effective for the Company beginning June 15, 2000. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for various types of hedges. The Company has not invested in derivative instruments nor participated in hedging activities and therefore does not anticipate there will be a material impact on the results of operations or financial position from Statement No. 133.

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

ITEM 9. CHANGES  IN   AND  DISAGREEMENTS   WITH  ACCOUNTANT  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

     KPMG LLP had served as the auditors of the Company's financial statements for the fiscal years ended May 31, 1998 and 1999. On July 25, 2000 the Company dismissed KPMG LLP. August 2, 2000, the Company engaged the firm of Feldman, Scherb & Co., P.C. to audit its fiscal 2000 financial statements. The change to Feldman, Scherb & Co., P.C. was ratified by the Company's Board of Directors on August 2, 2000. Feldman, Sherb and Co., P.C. failed to complete the audit as they were hired to do by the Company, and therefore, were terminated as of November 9, 2000. The company had engaged other auditors (On October 20, 2000) having realized that Feldman, Sherb may not complete their assigned duties. As of November 9, 2000 the Company officially appointed Kirschner and Associates, P.C., as auditors, thereby replacing Feldman, Scherb & Co. In connection with the audits of the two fiscal years ended May 31, 1999 and the subsequent period through July 25, 2000, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     The reports of KPMG LLP on the Company's financial statements for each of the past two fiscal years ended May 31, 1999 did not contain an adverse opinion, a disclaimer of opinion or qualification or modification as to audit scope or accounting principles. The reports did include an explanatory paragraph that described substantial doubt about the Company's ability to continue as a going concern.

     Feldman   Sherb  &  Co.,   P.C.  was  appointed  as  audit  firm  of  Elite
Technologies, Inc. on August 2, 2000. Kirschner & Associates was officially engaged as audit firm on November 9, 2000. This change of audit firms is due to lack of timely performance on the part of Feldman Sherb.

     Throughout the engagement of Feldman Sherb, the Company repeatedly demanded from Feldman Sherb the completion of the Company's audit. Feldman Sherb inexplicably delayed the completion of the audit. Kirschner and Associates was unofficially retained by the company substantially prior to the termination of Feldman Sherb. Kirschner and Associates was appointed official audit firm upon the termination of Feldman Sherb, due to the reasons stated above. Feldman Sherb, during their engagement with the Company, rendered no notification of disputes, scope limitations or other adverse audit findings.

     Following their termination by the Company in a written communication to the US Securities and Exchange Commission, Feldman Sherb has claimed that they were unable to satisfy themselves regarding the accounting of certain common stock issuances and that verbal representations were in conflict with documentation regarding these matters. The Company, in its written response to the US Securities and Exchange Commission, disputes this claim and affirms that the documentation provided was accurate and consistent with said verbal claims.

     Feldman Sherb & Co., P.C. disagrees with the aforementioned statements, however the Company affirms its position in these matters and has so responded via its 8-K filings with the US Securities and Exchange Commission.


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


ITEM 13.  Certain Relationships and Related Transactions.

     The company issued 2,400,000 shares to Scott Schuster as replacement for shares he placed as collateral on behalf of the company to receive funds pending certain financing. During the fiscal year 2000, Mr. Schuster's loan with accrued interest as of May 31, 2000 and 1999 is $289,084 and $215,583, respectively.

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

3.    Exhibits



EXHIBIT
NUMBER      EXHIBIT DESCRIPTION
- ------      -------------------
1        Reports on Form 8-K incorporated by reference
--------------------------------------------------------------------------------
2.1 Agreement dated June 24, 1998 by and among CONCAP, Inc., and Intuitive Technology Consultants, Inc. (Incorporated by Reference) 1
--------------------------------------------------------------------------------
2.2 Purchase Agreement dated November 15, 1998, by and among CONCAP, Inc., and Troxtel Holding Company d/b/a Temporary Help Connection (Incorporated by Reference) 2
--------------------------------------------------------------------------------
2.3 Purchase Agreement dated March 31, 1999 by and between CONCAP, Inc., and Elevation Strategic Partners, Inc., (Incorporated by Reference) 3
--------------------------------------------------------------------------------
2.4 Agreement dated November 5, 1998 by and between Scott Schuster and Scanlan Music, Inc. (Incorporated by Reference)
--------------------------------------------------------------------------------
2.4.1 Assignment Agreement dated November 9, 1998 by and between Scott Schuster and CONCAP, Inc. 4
--------------------------------------------------------------------------------
2.5 Agreement dated April 1, 1999 by and between CONCAP, Inc. and Virtual Enterprise, Inc. (Incorporated by Reference) 7
--------------------------------------------------------------------------------
3        Amendment  to  Articles  of  Incorporation  of CONCAP, inc. dated April
         22, 1996
--------------------------------------------------------------------------------
10.1     Purchase Agreement with Ace Manufacturing Group, Inc.
--------------------------------------------------------------------------------
10.2     Purchase Agreement with IET Startek of Georgia
--------------------------------------------------------------------------------
10.3     Purchase Agreement with AC Travel
--------------------------------------------------------------------------------
10.4     Employment Agreement of Scott Schuster
--------------------------------------------------------------------------------
10.5     Employment Agreement of Randy Ragsdale
--------------------------------------------------------------------------------

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

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           May 31, 2000, 1999 and 1998

                    With Independent Auditors' Report Thereon






             Report of Independent Auditors                          2
             Consolidated Balance Sheets                             3
             Consolidated Statements of Operations                   4
             Consolidated Statements of Stockholders' Equity         5
             Consolidated Statements of Cash Flows                 6-7
             Notes to Consolidated Financial Statements           8-23

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Elite Technologies, Inc., and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Elite Technologies, Inc. and Subsidiaries (the "Company") as of May 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Elite Technologies, Inc. and Subsidiaries as of May 31, 1999 and for the years ended May 31, 1999 and 1998, were audited by other auditors whose report dated August 25, 1999, on those statements included an Explanatory paragraph that described the going concern uncertainty discussed in Note 1 to the financial statements.

     We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Technologies, Inc. and subsidiaries as of May31, 2000, and the results of their operations and their cash flows for the year ended May 31, 2000, in conformity with generally accepted accounting principles.

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

KIRSCHNER & ASSOCIATES, P.C.

Marietta Georgia
November 9, 2000, except for Note 13
As to which the date is February 21, 2001


                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                              May 31, 2000 and 1999
Assets
Current assets:                                                                   2000                              1999
  Accounts receivable, less allowance for doubtful
      accounts of $ 0 and $26,000 at May 31, 2000 and                           $   --                         $ 285,309
      May 31, 1999, respectively
  Note receivable on convertible debt obligation                                527,470                              --
  Receivable from officer                                                       289,084                          215,583
  Other current assets                                                           30,000                           53,619
                                                                             -----------                      ------------
                                                Total current assets            846,554                          554,511

Property and equipment, net                                                      31,004                           66,304
Excess of cost over net assets of businesses acquired,
     less accumulated amortization of $597,198 and
     $ 87,181 at May 31, 2000, and May 31, 1999, respectively                 4,987,844                        1,688,415
Other assets                                                                      6,789                           21,968
                                                                             ------------                    -------------
                                                                             $5,872,191                      $ 2,331,198
                                                                             ============                    =============
Liabilities and Stockholders' Equity
Current liabilities:
  Cash overdrafts                                                             $  35,106                      $   210,713
  Notes payable                                                                 112,895                           88,504
  Accounts payable                                                              523,541                          245,811
  Accrued expenses                                                              114,292                           33,942
  Federal payroll taxes payable                                                 931,888                          629,415
  State payroll taxes payable                                                   321,614                          251,177
  Payable to factoring company                                                      --                           177,124
                                                                             ------------                   --------------
                                                                              2,039,336                        1,636,686
                                                                             ------------                   --------------
Long-term liabilities:
  Notes payable                                                                 100,000                           37,399
  Deferred rent expense                                                              --                           97,496
  Convertible note payable                                                    1,035,599                              --
                                                                             ------------                   --------------
                                                Total liabilities             3,174,935                        1,771,581
                                                                             ------------                   --------------

Stockholders' equity:
  Common stock, $.0001 par value; 500,000,000 shares
      authorized; 34,275,720 and 12,571,670 issued and
      outstanding at May 31, 2000 and 1999, respectively                          3,427                           1,257
  Additional paid-in capital                                                 35,206,634                       3,995,318
  Retained earnings (deficit)                                               (32,512,805)                     (3,436,958)
                                                                            -------------                   --------------
                                                                              2,697,256                         559,617
                                                                            -------------                   --------------
                                                                             $5,872,191                     $ 2,331,198
                                                                            =============                   ===============


           See accompanying notes to consolidated financial statements

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Years Ended May 31, 2000, 1999 and 1998


                                                          2000                1999                 1998
Revenues - net                                         $ 298,230           $ 1,937,317         $ 1,516,088

Salaries, wages and benefits                             571,121             2,136,613           1,190,609
Stock based compensation                              10,751,765               827,431                  --
Depreciation and amortization                            547,512               116,846              27,562
Other operating expenses                               1,481,216             1,654,167             681,335
Investment banking fees                               15,872,719                    --                  --
                                                    --------------         --------------     --------------

                      Operating loss                 (28,926,103)           (2,797,740)          (383,418)

Interest expense                                          16,100                    --                  --
Interest income                                          (13,192)                   --                  --
Settlement on rescinded acquisition                       80,800                    --                  --
Other expenses, net                                       66,036                90,624             54,704
                                                     --------------         --------------     --------------

                      Loss before income taxes       (29,075,847)           (2,888,364)          (438,122)

Income taxes                                                  --                    --                 --
                                                     --------------         --------------     --------------

                      Net loss                       $(29,075,847)         $(2,888,364)        $ (438,122)
                                                     ==============         ==============     ==============


Net Loss Per Share of Common
 Stock:
     Basic and Diluted                               $      (1.41)         $     (0.26)        $    (0.04)
                                                     ==============         ===============    ==============

Weighted Average Number of
 Common Shares Used In Calculating
 Net Loss Per Share of Common
 Stock :
      Basic and Diluted                                20,631,704           11,150,355         10,619,170
                                                     ==============         ===============   ===============




           See accompanying notes to consolidated financial statements

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                     Years Ended May 31, 2000, 1999 and 1998
                                                                                                                         Total
                                                                                        Additional      Retained     stockholders'
                                                                  Common Stock           paid-in        earnings        equity
                                                            Shares           Amount      capital        (deficit)      (deficit)
Balances at May 31, 1997                                 10,619,170          $1,062      $134,938      ($110,472)      $25,528

Net loss                                                        --              --            --        (438,122)     (438,122)
                                                        -----------       -----------   -----------    ------------   ------------

Balances at May 31, 1998                                 10,619,170           1,062       134,938       (548,594)     (412,594)

Issuance of common stock in acquisitions                    850,000              85     1,649,915             --     1,650,000
Stock based compensation                                         --              --       827,431             --       827,431
Issuance of common stock in private placements,
  net of issuance costs of approximately 50,000
  shares and $352,000                                     1,102,500             110       852,390             --       852,500
Commitment to issue common stock for investment
  banking services                                               --              --       126,667             --       126,667
Contributed capital from THC                                     --              --       289,277             --       289,277
Other capital contributed                                        --              --       114,700             --       114,700
Net loss                                                         --              --            --      (2,888,364)   2,888,364)
                                                        ------------       ----------   -----------    ------------  -------------

Balances at May 31, 1999                                 12,571,670           1,257     3,995,318      (3,436,958)     559,617

Stock based compensation                                  6,962,500             696    10,751,069             --    10,751,765
Issuance of common stock in
 acquisitions                                             2,312,500             231     3,559,215             --     3,559,446
Issuance of common stock in
 private placements                                         840,050              84       840,916             --       841,000
Issuance of common stock for
 investment banking services                             10,339,000           1,034    15,871,685             --    15,872,719
Issuance of common stock in
 settlement of rescinded acquisition                      1,250,000             125        80,675             --        80,800
Contributed capital from AMG                                    --               --       107,756             --       107,756
Net loss                                                        --               --            --     (29,075,847) (29,075,847)

                                                        ------------       ----------   -----------    ------------  -------------
Balances at May 31, 2000                                 34,275,720          $3,427   $35,206,634    ($32,512,805)  $2,697,256
                                                        ============       ==========   ===========    ============  =============


           See accompanying notes to consolidated financial statements

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years Ended May 31, 2000, 1999 and 1998


                                                                        2000                      1999                   1998
Cash flows to operating activities:
   Net loss                                                        ($29,075,847)             ($2,888,364)           ($438,122)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                     547,512                  116,846               27,562
      Stock based compensation                                       10,751,765                  827,431                   --
      Commitment to issue stock for investment
        banking services                                             15,872,719                  126,667                   --
      Settlement of rescinded acquisition                                80,800                       --                   --
      Decrease (increase) in:
        Accounts receivable                                             285,309                   (5,975)            (247,359)
        Unbilled revenues                                                    --                       --               66,562
        Other assets                                                     38,798                  (38,312)             (20,480)
      Increase (decrease) in:
        Accounts payable                                                277,730                  195,327               44,141
        Federal payroll taxes payable                                   302,473                  186,842              381,945
        State payroll taxes payable                                      70,437                  161,367               89,810
        Deferred rent expense                                           (97,496)                  55,910               41,586
        Accrued expenses and other current liabilities                   80,350                   33,942              (5,452)
                                                                    ---------------           --------------       ---------------
                         Net cash used in operating activities         (865,450)              (1,228,319)            (59,807)
                                                                    ---------------           --------------       ---------------

Cash flows to investing activities:
    Purchases of property and equipment                                      --                   (7,922)             (17,552)
    Acquisition of businesses                                          (250,000)                 (15,000)                  --
    Receivable from officers                                            (73,501)                (130,584)             (70,602)
                                                                     ---------------           --------------       ---------------
                         Net cash used in investing activities         (323,501)                (153,506)             (88,154)
                                                                     ---------------           --------------       ---------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                              841,000                  852,500                   --
    Proceeds from issuance of long-term debt                            608,129                       --                   --
    Repayment of long-term debt                                         (68,000)                      --                   --
    Advances from (payments to) factoring company, net                 (177,124)                 (43,434)              220,558
    Proceeds from (payment on) short-term notes                          52,797                       --              (101,250)
    Other capital contributions                                              --                  114,700                    --
    Contributed capital                                                 107,756                  289,277                    --
    Increase in cash overdrafts                                        (175,607)                 190,855               19,858
    Increase (decrease) in related party advances                            --                  (22,073)               2,100
                                                                      ---------------           --------------       ---------------
                         Net cash provided by financing activities    1,188,951                1,381,825              141,266
                                                                      ---------------           --------------       ---------------

Net increase (decrease) in cash and cash equivalents                         --                       --               (6,695)

Cash and cash equivalents at beginning of year                               --                       --                6,695
                                                                      ---------------           --------------       ---------------

Cash and cash equivalents at end of year                                     --                       --                   --
                                                                      ===============           ==============       ===============


          See accompanying notes to consoliodated financial statements

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years Ended May 31, 2000, 1999 and 1998


                                                                       2000                      1999                   1998
Supplemental disclosures of cash flow information
  cash paid during the year for:

                         Interest                                       --                     $ 34,669                $ 9,280
                                                                 ============                ============             ===========

                         Income taxes                                   --                          --                      --
                                                                 ============                ============             ===========

Acquisition of businesses:
    Fair value of assets acquired, including goodwill            $ 3,809,446                  $1,790,903                    --
    Fair value of liabilities assumed                                    --                      (90,903)                   --
    Promissory note issued                                               --                      (35,000)                   --
    Fair value of common stock issued                             (3,559,446)                 (1,650,000)                   --

                                                                  ============                ============             ===========
                         Net cash paid for acquisitions          $   250,000                  $   15,000                    --
                                                                  ============                ============             ===========

Additional debt financing:
    Note payable -- stockholder                                  $   100,000                         --                     --
    Convertible note payable                                       1,035,599                         --                     --
    less receceivable on convertible debt                           (527,470)                        --                     --

                                                                   ============                ============             ===========
                   Proceeds from issuance of long-term debt      $   608,129                         --                     --
                                                                   ============                ============             ===========

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998



1.   SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES

a) Description of Business

     Prior to April 2000, Elite Technologies, Inc. offered diverse services in IT Staffing, Custom Software Development and Integration, Internet Hosting, Content and Technical Development, Hardware Sales and Service and Content Delivery Platforms. The Company also served as an authorized solution provider and application developer for leading enterprise-level software products. These services were marketed to small, medium and large enterprises.

     Elite suspended these operations in April 2000 in connection with its acquisition of Ace Manufacturing Group, Ltd. (AMG). The current composition of core businesses is described in the Business Acquisitions Note to the Consolidated financial statements.

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


                                 8 (Continued)


c)   Recognition of Revenue and Expenses

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

                                 9 (Continued)


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

h)   Stock Option Plan

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options, in lieu of the fair value approach recommended by the Financial Accounting Standards Board in its Statement No. 123. Under the intrinsic value method, compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

i)   Financial Instruments and Risk

     Based on their short maturities and interest rates estimated to be available to the Company, management has determined that the carrying values of all financial instruments approximate fair value at May 31, 2000 and 1999.

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

                                 10 (Continued)


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

k)   Comprehensive Income

     On June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company has no "other comprehensive income" to report for the years ended May 31, 2000, 1999 and 1998.

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

     Options to purchase 4,000,000 and 2,250,000 shares of common stock at May 31, 2000 and 1999, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. Convertible note payable, if converted, would generate savings of $82,848 in interest costs. The effect of the pro forma improvement in net loss exceeds the pro forma increase in the number of the shares. Accordingly, the loss per share of $1.41 rather than $1.38 is disclosed on the face of the Company's statement of operations, since the effect of the conversion would be antidilutive.

m)   Industry Segments

     On June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company's only operation with significant activity for the years ended May 31, 2000, 1999 and 1998 was its staffing operation.


                                 11 (Continued)


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


2.  FORMATION OF THE COMPANY

     Intuitive Technology Consultants, Inc. ("ITC") was incorporated on August 9, 1996. On June 2, 1997, Phoenix International Industries, Inc. ("Phoenix") acquired 100% of the outstanding shares of ITC by issuing 1,500,000 shares of restricted common stock valued at $320,000. During the period that ITC was owned by Phoenix, the former owner of ITC agreed to rescind the transactions. As a result of the rescission, 100% of the common stock of ITC was returned to its former owner in exchange for the return of 1,413,000 Phoenix common shares, a cash payment of $60,000 and notes payable of $290,000 to Phoenix. The notes payable were to reimburse Phoenix for intercompany amounts receivable from the Company. Under provisions of the rescission agreement, the notes payable have been reduced to $-0- due to misrepresentations and breaches of contract on the part of Phoenix. Pushdown accounting has not been applied to the acquisition of ITC by Phoenix or to the unwinding, because the transactions were not considered "arms-length" with third parties.

     On July 8, 1998, ITC merged with Concap, Inc. ("Concap"). Former ITC shareholders received 7,200,000 shares of Concap common stock in exchange for all shares of ITC and gained control of Concap. Since ITC was a private operating company and Concap was a public shell company (i.e., public company with no operations), the merger was accounted for as if ITC was the acquirer. On April 30, 1999, the Company changed its name to Elite Technologies, Inc.

                                 12 (Continued)

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

     Stock issued as part of this transaction, which was being held in escrow, was issued and sold pursuant to a court order. The proceeds were used to satisfy $80,800 in litigation costs.

b)   Scanlan Music, Inc. ("Scanlan")

     Effective November 5, 1998, the Chairman of the Company acquired all of the issued and outstanding shares of Scanlan, a retail seller of musical instruments, in exchange for a promissory note of $35,000. On November 9, 1998, the Chairman assigned all rights, titles, and inventory of Scanlan as well as the promissory note to the Company. The acquisition was treated as being made by the Company using the purchase method of accounting and, accordingly, the net assets acquired have been recorded at their estimated fair market value at the date of acquisition. During the year ended May 31, 2000 management suspended operations of Scanlan Music pending a review of its place in the Company's strategic future. At May 31, 2000, no decision had been reached regarding this matter.

                                 13 (Continued)

c)   Elevation Strategic Partners, Inc. ("Elevation")

     Effective March 31, 1999, the Company acquired all of the issued and outstanding shares of Elevation Strategic Partners, Inc. a Delaware company, in exchange for approximately 1,000,000 shares of the Company's common stock (valued at $1.50 per share) and the assumption of debt of approximately $50,000. Elevation is engaged in the business of incubating and growing technology and Internet based companies. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets acquired have been recorded at their estimated fair market value at the date of acquisition.
Goodwill of approximately $1.550 million resulted from this March, 1999 transaction concurrent with the Company's issuance of 1,000,000 shares. During fiscal year ended May 31, 2000, an additional 62,500 shares were issued which correspondingly created goodwill of approximately $319,000. This transaction was instituted as a stock market hedge by virtue of a declining market price specific to that of Elite Technologies, Inc., and Subsidiaries.

d)   Virtual Enterprises, Inc. ("Virtual")

     Effective April 1, 1999, the Company acquired all of the issued and outstanding shares of Virtual, an internet portal that allows users to plan a wedding with links to various vendors in the industry, in exchange for 100,000 shares of the Company's common stock (valued at $1.50 per share) and the assumption of debt of approximately $41,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets acquired have been recorded at their estimated fair market value on the date of acquisition. Goodwill of approximately $190,000 resulted from this transaction.

e)   Ace Manufacturing Group, Ltd. (AMG)

     Effective March 15, 2000 the Company acquired all of the issued and outstanding shares of AMG, in exchange for 2,000,000 shares of the Company's common stock (valued at $1.66 per share) plus $250,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets acquired have been recorded at their estimated fair market value on the date of acquisition. Goodwill of approximately $3,490,000 resulted from this transaction.

f)   Pro-Forma Financial Information

     The results of operations of the acquired companies have been included in the Company's consolidated statements of operations beginning on the following dates: Scalan - November 5, 1998; Elevation - March 31, 1999; Virtual - April 1, 1999; and AMG - March 15, 2000.

     The unaudited pro forma results of operations of the Company for the year ended May 31, 2000 as if the acquisition of AMG, International Electronic Technology of Georgia,

                                 14 (Continued)


     Inc.,   and  AC   Travel,   Inc.   (See   disclosure   "Other   Events  And
Contingencies"), had been effected on June 1, 1999 are summarized as follows:

                                                                       Unaudited
                                                                    -----------------
                                                                    -----------------

     Revenues - net                                             $         12,703,014
                                                                    -----------------
                                                                    -----------------
     Net loss applicable to common shareholders                 $        (4,074,028)
                                                                    -----------------
                                                                    -----------------
     Basic E.P.S. (loss per share)                              $   (           .20)
                                                                    -----------------
                                                                    -----------------
     Diluted E.P.S. (loss per share)                            $   (           .20)
                                                                    -----------------


     Generally accepted accounting principles usually call for comparative presentation and the relative pro forma effects on that of the preceding period. However, comparable summarized data for AC Travel, Inc. for the year ended May 31, 1999 are not available. Accordingly, no presentation is possible to show the unaudited pro forma results of operations of the Company with these acquisitions had they been effected on June 1, 1998. The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates indicated nor are they necessarily indicative of the results of future operations.

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


                                 15 (Continued)


6. DEBT AGREEMENTS

   o Stockholder Financing

     The Company's current liabilities include notes payable of $112,895. This debt was assumed in conjunction with the acquisitions of Elevation and Virtual and remains unpaid at May 31, 2000. There are no note agreements establishing terms for repayment of these debts in as much as the debts were immediately payable pursuant to the relative stock acquisition agreement.

     The  Company's   long-term   liabilities  include  $100,000  payable  to  a
stockholder in the total amount of $100,000. Interest is being accrued at the applicable federal rate. The proceeds are payable on demand. Management's understanding of stockholder intentions is that no demand will be made within the current year.


    o Other Financing

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

     Management is currently attempting to renegotiate details on the loan for future favorable financing. Management believes that the debt obligations will either be forgiven or an extension of debt maturities will exceed one year. Management is adamant that no amounts will be paid within the next twelve months. Accordingly, until ultimate disposition of the original obligation is resolved, the entire amount is classified as non-current on the Company's balance sheet.


                                 16 (Continued)

7.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets:

                                                                2000                1999
       Computer equipment                                       $ 74,416             $ 74,416
       Purchased software                                         32,430               32,430
       Furniture and fixtures                                     26,579               26,579
                                                            -------------      ---------------
                                                            -------------      ---------------
                                                                 133,425              133,425
                                                            -------------      ---------------


       Less accumulated depreciation                             102,421               67,121
                                                            -------------      ---------------
                                                            -------------      ---------------

                                                                $ 31,004              $66,304
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



                                 17 (Continued)


10.            INCOME TAXES

     The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 2000 and 1999 are estimated and presented as follows:

                                                                           2000                    1999
Deferred income tax assets:
     Net operating loss carry forwards                                     $3,196,911            $ 1,106,238
     Other, net                                                               595,899                425,889
                                                                      ----------------        ---------------
                                                                      ----------------        ---------------
              Total gross deferred income tax assets                        3,792,810              1,532,127

Less valuation allowance                                                    3,787,333              1,528,215
                                                                      ----------------        ---------------
                                                                      ----------------        ---------------

              Net deferred income tax assets                                    5,477                  3,912

Deferred income liability-                                                    (5,477)                (3,912)
                                                                      ----------------        ---------------
                                                                      ----------------        ---------------

Net deferred income tax asset (liability)                              $        --             $       --

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

     At May 31, 2000, the Company had estimated operating loss carryforwards for income tax purposes of approximately $4,600,500, which are available to offset future federal and state taxable income, if any, through 2020. Due to the separate return limitation year rules of the consolidated return regulations, it is estimated that the use of approximately $943,000 of loss carry forwards is restricted. In addition, due to changes in the ownership of various members of the consolidated group, the use of an additional $468,000 of losses is restricted by virtue of Internal Revenue Code Section 382 limitations.


11.   STOCKHOLDERS' EQUITY

    a)  Completion of Reverse Merger

     As a result of the reverse merger completed on July 8, 1998 (see note 2), the equity of the



                                 18 (Continued)


     Company reflects the historical equity of ITC retroactively restated to reflect the 7,200,000 Concap shares received in the merger. In addition, the common stock and additional paid-in capital accounts have been adjusted to reflect the par value of the outstanding stock of Concap after giving effect to the shares issued in the merger.

b)  Stock Options and Stock Based Compensation

     On July 15, 1998, as part of an employment agreement, an officer of the Company was granted the option to purchase 2,000,000 shares of common stock at an exercise price of $.10 per share. Of the stock options, 1,000,000 were scheduled to vest on August 31, 2000 with the remaining options vesting on August 31, 2001. The options expire one year from the vesting date.

     On March 15, 1999, as part of an employment agreement, another officer of the Company was granted the option to purchase 250,000 shares of common stock at an exercise price of $.10 per share. Of the stock options, 125,000 were scheduled to vest on August 31, 2000 with the remaining options vesting on August 31, 2001. The options expire one year from the vesting date.

     During the year ended May 31, 2000, employment agreements granting the option to purchase stock shares at an exercise price of $.10 per share were forfeited and cancelled.

     The  Company  applies  the  provisions  of APB  Opinion  No. 25 and related interpretations in accounting for stock options. The Company recognized compensation expense of approximately $827,000 in connection with options granted during the year ended May 31, 1999 as the exercise price was less than the market price of the stock on the date of grant. A summary of the status of the employment stock option plans at May 31, 2000 and 1999, and the changes during the years then ended is presented below:

                                                        2000                 1999              Weighted
                                                       Shares               Shares              Average
                                                     Underlying           Underlying           Exercise
                                                       Options              Options              Price
                                                  ------------------    ----------------    ----------------
                                                  ------------------    ----------------    ----------------

Outstanding, beginning of year                            2,250,000                 -0-                $.10
Plus:   Granted                                                  --           2,250,000                 .10
Less:   Forfeited and cancelled                         (2,250,000)                  --                 .10
                                                  ------------------    ----------------    ----------------
                                                  ------------------    ----------------    ----------------

Outstanding, end of year                                        -0-           2,250,000                $-0-
                                                  ==================    ================    ================



                                 19 (Continued)



     The weighted average fair value of options granted during 1999 and on the date of the grant was $1.38 per share using the Black Scholes option-pricing model with the following weighted average assumptions: expected volatility of 58.65%, expected dividend yield of 0%, risk-free interest rate of 5.5%, and an expected option life of 3.25 years.

     In addition, the Company has a separate plan awarding stock based compensation. In June, 1999, the Company issued 612,500 shares of restricted common stock to six employees as an incentive for these employees to continue employment. In June, 1999, the Company also issued 300,000 shares of common stock to a consultant for future consulting services and issued 250,000 shares of common stock to a former ITC stockholder. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for this compensation. The Company recognized stock based compensation expense, primarily for officer bonuses, of approximately $10,750,000 during the year ended May 31, 2000.


c) Investor and Private Placement Activity

     In June and July 1998, a former officer of Concap purchased 400,000 shares of common stock of the Company for $200,000.

     In April, 1999, the Company entered an agreement to issue shares of the Company's common stock in exchange for investment banking services. The Company recorded expense and additional paid-in capital for the pro rata share of the fair value of the total agreement of $15,872,719 and $126,667 related to the services performed in the years ended May 31, 2000 and 1999, respectively. The fair value of the total agreement was determined based on the fair value of shares of the Company's common stock committed to be issued as part of the agreement.

     In April 1999, the Company commenced the sale of its common stock in a private placement offering. As of May 31, 1999, 652,000 shares of common stock had been sold for $652,500, net of issuance costs of approximately $352,000 and 50,000 shares of common stock issued to the investment banker. During the year ended May 31, 2000, 840,050 shares of common stock were issued through private placement with $84 and $840,916 credited to common stock and paid-in capital, respectively.


                                 20 (Continued)




d) Other Capital Contributions

     For the year ended May 31, 1999, an officer of the Company contributed $114,700 to the Company to fund operations. This contribution has been reflected as additional paid-in capital since it is required to be repaid in common stock of the Company based on the fair value of the stock on the date of the contribution, commencing two years from the date that the contribution was made. For the year ended May 31, 2000, $107,756 of paid-in capital resulted from the acquisition of AMG.

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

     On June 27, 2000 the Company entered into an agreement to acquire 100% of outstanding shares of International Electronic Technology of Georgia, Inc., in exchange for 1,200,000 shares of the Company's common stock. In August, 2000, the Company issued the 1,200,000 shares of common stock called for in the agreement

     On June 1, 2000 the Company entered into an agreement to acquire 100% of the outstanding shares of AC Travel, Inc. in exchange for 2,000,000 shares of the Company's common stock and $300,000 in cash. The Company has advanced $175,000 on the agreement.

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


                                 21 (Continued)


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

c) Compliance Review

     Management received a compliance review letter from the United States Securities and Exchange Commission dated November 20, 2000. The principle provisions of the letter involve interpretation of valuation practices of the Company's common stock issued subsequent to May 31, 1999 as seen by management and contrasted with the views of the Commission.

     Management believes a per share price established by a concurrent private placement of $1 per share, less discounts for restriction and volume, is the appropriate measure. In accordance with generally accepted accounting principles, the SEC mandates a price per share commensurate with that of freely trading shares as of the date of specific transactions with the application of significantly limited discounts as the correct measure.

     Management   has  responded  to  the   Commission  in  detail  citing  both
theoretical and empirical evidence supporting the case of the May 31, 2000 financial statements and related Form 10-K as originally filed but has agreed to restate the financial statements in accordance with the wishes of the SEC staff. Accordingly, certain financial information triggered by stock issuance since May 31, 1999 has been restated.

                                 22 (Continued)

     The following schedule summarizes the major differences between management and the Commission as impacting the Company's financial position as of May 31, 2000, and the results of operations for the year then ended:

                                                          Form 10-K and              Form 10-K/A and
                                                       financial statements        financial statements
                                                       as originally filed              as amended

           Stock based compensation                                  $904,125                   $10,751,765
           Depreciation and amortization                              437,622                       547,512
           Investment banking fees                                  1,481,250                    15,872,719
           Net loss                                               (4,726,848)                  (29,075,847)
           Loss per share                                              (0.23)                        (1.41)

           Goodwill, net of amortization                            2,609,609                     4,987,844
           Total assets                                             3,493,956                     5,872,191
           Additional paid-in capital                               8,479,400                    35,206,634
           Retained earnings (deficit)                            (8,163,806)                  (32,512,805)
           Stockholders' equity                                       319,021                     2,697,256

                          Independent Auditors' Report


The Board of Directors and Stockholders
Elite Technologies, Inc.:

     We have audited the consolidated balance sheet of Elite Technologies, Inc. and subsidiaries (the "Company") as of May 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended May 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Technologies, Inc. and subsidiaries as of May 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended May 31, 1999, in conformity with generally accepted accounting principles.

     The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ KPMG
Atlanta, Georgia
August 25, 1999


 Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2000            ELITE TECHNOLOGIES, INC.


                        By:/s/ Scott Schuster
                        Name:  Scott Schuster
                        Title:  CEO

                        By:/s/ Jason Kiszonak
                        Name:  Jason Kiszonak
                        Title:  Director

                        By:/s/ David Aksoy
                        Name:  David Aksoy
                        Title:  Director

                        By:/s/ Stephen Randy Ragsdale
                        Name:  Stephen Randy Ragsdale
                        Title:  Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

-----------------------------------------------------