Form 10-Q/A
period 2000-08-31
ELITE TECHNOLOGIES INC /TX/
filed 2001-03-09
CIK 835909

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               |X| For the Quarterly Period ended August 31, 2000

                                       Or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM June 1, 2000 TO August 31, 2000



                         Commission File Number: 0-17597

                            ELITE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

             -------------------------------------------------------

                                                        76-0252296
                Texas                          (IRS Employer Identification No.)
     (State or other Jurisdiction of
      incorporation or organization)
                                                           30093
          5050 Oakbrook Parkway                          (Zip Code)
                Suite 100
             Norcross Georgia
  (Address of principal executive offices)

                                  770-559-4975
              (Registrant's telephone number, including area code)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|


The number of issued and outstanding shares of the issuer's class of capital stock as of August 31, 2000, the latest practicable date, is as follows:
42,657,720 shares of Common Stock $.0001 par value.
--------------------------------------------------------------------------------

                            ELITE TECHNOLOGIES, INC.

                                      Index


PART I FINANCIAL INFORMATION

         Item 1. Condensed Financial Statements:

                  Consolidated Balance Sheet- August 31, 2000 and May 31, 2000.  3

                  Consolidated Statements of Operations-Three Month
                  Period ended August 31, 2000 and August 31, 1999.              4

                  Consolidated Statements of Cash Flows-Three Month
                  Period ended August 31, 2000 and August 31, 1999.              5

                  Notes to Consolidated Financial Statements (unaudited)         6-7

                          Report on Review by Independent Accountants

         Item 2. Management's Discussion and Analysis of Financial Condition     8-9
                  And Results of Operations

PART II - OTHER INFORMATION

         Item 3.  Legal Proceedings                                              10

         Item 4.  Changes in Securities                                          10

         Item 5.  Defaults upon Senior Securities                                10

         Item 6.  Submission of matters to Vote of Security Holders              10

         Item 7.  Other Information                                              10

         Item 8.  Exhibits and Reports on Form 8-K                               10

Exhibit Index

Signature                                                                        11

KIRSCHNER & ASSOCIATES, P.C.

REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Elite Technologies, Inc., and Subsidiaries

     We have reviewed the accompanying consolidated balance sheet of Elite Technologies, Inc. and Subsidiaries (the Company) as of August 31, 2000 and May 31, 2000 and the related consolidated statements of operations and cash flows for the first three months ended August 31, 2000 and August 31, 1999. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review on interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters, It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles.

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

KIRSCHNER & ASSCOCIATES, P.C.



Marietta, Georgia
November 10, 2000, except for Note on Compliance Review as to
Which the date is February 23, 2001


                                        2

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                   (Unaudited)


                                                                      August 31,        May 31,
                                                                        2000             2000
Assets
Current assets:
Cash and cash equivalents                                           $240,550               -
Accounts receivable, less allowance for doubtful
 accounts of $0 at August 31, 2000 and
May 31, 2000, respectively.                                        1,036,924               -
Notes receivable on convertible debt obligation                           -           527,470
Receivable from officers                                             573,703          289,084
Other current assets                                                 685,099           30,000
                                                                   ------------      ------------
                                                                   2,536,276          846,554

Property and equipment, net                                          218,229           31,004

Excess of cost over net assets of businesses
 acquired, less accumulated amortization                           6,889,448        4,987,844

Other assets                                                          53,789            6,789


               Total Assets                                       $9,697,742       $5,872,191
                                                               ================= =================
                                                               ================= =================

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                  $2,490,010         $523,541
Cash overdrafts                                                           -            35,106
Accrued expenses                                                      29,292          114,292
Federal payroll taxes payable                                        931,888          931,888
State payroll taxes payable                                          321,614          321,614
Current installments of notes payable                                390,899          112,895
                                                                --------------   ---------------
                                                                   4,163,703        2,039,336
Longterm liabilities:
  Notes payable                                                      178,995          100,000
  Convertible note                                                 1,035,599        1,035,599
       Total Liabilities                                           1,214,594        1,135,599

Stockholders' equity:
Common stock, $.0001 par value; 500,000,000
 shares authorized; 42,675,720  and 34,275,720
 issued and outstanding at August 31, 2000
 May 31, 2000, respectively                                            4,267           3,427
Additional paidin capital                                         39,211,734       35,206,634
Retained earnings (deficit)                                      (34,896,556)     (32,512,805)
Total liabilities and equity                                       4,319,445        2,697,256

                                                                  $9,697,742       $5,872,191
                                                               ================ ==================
                                                               ================ ==================


    The Notes to Financial Statements are an integral part of this statement


                                        3


                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                   (Unaudited)


                                                           Three Months Ended
                                                                August 31,
                                                           2000            1999


Revenues                                              $3,630,818       $377,997
Cost of Sales                                          2,968,113             -
  Gross Profit                                           662,705        377,997


Salaries, wages and benefits                             328,101        385,545
Depreciation and amortization                            373,958             -
Other operating expenses                                 493,246        266,132
Investment banking fees                                1,584,031             -

      Operating loss                                  (2,116,631)      (273,680)

Interest expense                                              -              -
Other expenses, net                                        1,713             -

      Loss before income taxes                        (2,118,344)      (273,680)

Income taxes                                                  -              -
      Net loss                                       ($2,118,344)     ($273,680)
                                                     ============    ===========
                                                     ============    ===========

Net Loss Per Share of Common Stock:

   Basic and Diluted                                      ($0.06)        ($0.01)
                                                     ============    ===========
                                                     ============    ===========
Weighted Average Number of Common
  Shares Used In Calculating
  Net Loss Per Share of Common Stock:

   Basic and Diluted                                   38,475,720    31,515,185
                                                    ============    ===========
                                                    ============    ===========



    The Notes to Financial Statements are an integral part of this statement.


                                        4


                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                    August 31,
                                                                              2000             1999
Cash flows from operating activities:
   Net loss                                                          ($2,118,344)        ($273,680)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                       373,958                 -
      Commitment to issue stock for investment banking services        1,584,253                 -
      Decrease (increase) in:
        Accounts receivable                                           (1,036,924)           85,981
        Note receivable - debt                                           527,470                 -
        Other assets                                                    (702,099)                -
      Increase (decrease) in:
        Accounts payable                                               1,966,469           227,400
        Federal payroll taxes payable                                          -           125,048
        State payroll taxes payable                                            -            20,420
        Accrued expenses and other current liabilities                   (85,000)            1,943
                                                                    ---------------     --------------
    Net cash provided by (used in) operating activities                  509,783           187,112
                                                                    ---------------     --------------

Cash flows from investing activities:
    Purchases of property and equipment                                 (425,000)                -
    Acquisition of businesses                                           (175,000)          (67,191)
    Notes receivable from officers                                      (284,619)                -
                                                                    ---------------     --------------
    Net cash (used in) investing activities                             (884,619)          (67,191)
                                                                    ---------------     --------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                               500,000                 -
    Contributed capital                                                  150,492                 -
                                                                    ---------------     --------------
    Net cash provided by financing activities                            650,492                 -
                                                                    ---------------     --------------

Net increase (decrease) in cash and cash equivalents                     275,656           119,921

Cash and cash equivalents at beginning of period                         (35,106)                -
                                                                    ---------------     --------------

Cash and cash equivalents at end of period                              $240,550          $119,921
                                                                    ===============     ==============

Supplemental disclosures of cash flow information:

Cash paid during the period for:

    Interest                                                                   -                 -
                                                                    ---------------     --------------

    Income taxes                                                               -                 -
                                                                    ---------------     --------------

Acquisition of businesses:
    Fair value of assets acquired, including goodwill                  2,275,562                 -
    Fair value of liabilities assumed                                          -                 -
    Promissory note issued                                             ($425,000)                -
    Fair value of common stock issued                                 (1,675,562)                -

                                                                    ---------------     --------------
    Net cash paid for acquisitions                                       175,000                 -
                                                                    ===============     ==============

    The Notes to Financial Statements are an integral part of this statement.


                                        5


                                                                            Three Months Ended
                                                                                 August 31,

                                                                          2000             1999

Supplemental disclosures of cash flow information
Cash paid during the year for:

            Interest                                                        -                 -

            Income taxes                                                    -                 -

Acquisition of businesses:
    Fair value of assets acquired, including goodwill                       -                 -
    Fair value of liabilities assumed                                       -                 -
    Promissory note issued                                           $425,000                 -
    Fair value of common stock issued                                       -                 -

            Net cash paid for acquisitions                           $175,000                 -
                                                                  ================      =================
                                                                  ================      =================


ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AUGUST 31, 2000 (UNAUDITED)

Accounting Policies

In the opinion of management the accompanying unaudited consolidated financial statements reflect all normal adjustments, exclusive of any adjustment that may be required as a result of going concern issues discussed further in the financial information, necessary to present fairly the financial position of Elite Technologies, Inc., and Subsidiaries at August 31, 2000 and 1999 and cash flows for the three months ended August 31, 2000. The results of operations for the three-month period ended August 31, 2000 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year May 31, 2001.

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

Compliance Review

Management received a compliance review letter from the United States Securities and Exchange Commission dated November 20, 2000. The principle provisions of the letter involve interpretation of valuation practices of the Company's common stock issued subsequent to May 31, 1999.

Management has responded to the Commission in detail citing both theoretical and empirical evidence supporting the case of the August 31, 2000 financial statements and related Form 10-Q as originally filed but has agreed to restate the financial statements in accordance with the wishes of the SEC staff.

The following schedule summarizes the major differences between management and the Commission as impacting the Company's financial position as of August 31, 2000, and the results of operations for the three months then ended:

                                                          Form 10-Q and              Form 10-Q/A and
                                                       Financial statements        Financial statements
                                                       As originally filed              As amended

           Depreciation and amortization                     $115,625                    $373,958
           Investment banking fees                          2,465,500                   1,584,031
           Net loss                                        (2,755,502)                 (2,118,344)
           Loss per share                                     (0.07)                      (0.06)

           Goodwill, net of amortization                    5,678,359                   6,889,448
           Total assets                                     8,472,628                   9,697,742
           Additional paid-in capital                       14,019,401                  39,211,734
           Retained earnings (deficit)                     (10,929,218)                (34,896,556)
           Stockholders' equity                             3,094,331                   4,319,445

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

The  Company's  principal  executive  offices  are  located  at   5050  Oakbrook
Parkway, Suite 100., Norcross, GA 30093 Telephone: (770)-559-4975. The Company's Internet address is www.elitetech-usa.com.


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

RESULTS OF OPERATIONS

QUARTER ENDED AUGUST 31, 2000 COMPARED WITH QUARTER ENDED AUGUST 31, 1999

Revenues. Revenues from operations for First Quarter 2000 increased by 860.54% from the same period, 1999. The increase in revenues related to (i) the internal restructuring of the business and (ii) the subsequent acquisition of International Electronic Technology of Georgia and AC Travel.

Salaries, Wages and Benefits. Salaries, Wages and Benefits decreased to $328,101 due to (i) terminations of staff related to the restructuring of the company.

Other Operating Expenses. Other Operating Expenses increased to $493,246 attributed to the restructuring of the business.

Depreciation and Amortization. Elite depreciates its assets, including goodwill, on a straight-line basis of three to five years. Depreciation and amortization increased to $373,958. This is attributed to the amortization of goodwill recorded in connection with the acquisitions completed in 2000.

Stock  Based  Compensation.  Elite   recorded  $1,584,031  worth  of  stock  for
investment banking services during the first quarter, 2000.

Operating Loss. Operating losses increased to $2,118,344 from $ 273,680 representing a 674% increase in the loss due to increased operational costs and fees associated with Investment banking.


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

ITEM 4. CHANGES IN SECURITIES.

The company issued unregistered stock for investment banking services valued at $1,584,031. The securities were Regulation D, Rule (506).

ITEM 5. DEFAULTS UPON SENIOR SECURITIES. NONE

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 7. OTHER INFORMATION. NONE

ITEM 8. EXHIBITS AND REPORTS ON FORM 8-K
         Addendum to IET Acquisition Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 10, 2000                      ELITE TECHNOLOGIES, INC.
       February 23, 2001

                                           By:/s/ Scott Schuster
                                           Name:  Scott Schuster
                                           Title: Chief Executive Officer