Form 10-Q/A
period 2000-09-01
ELITE TECHNOLOGIES INC /TX/
filed 2001-03-09
CIK 835909

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





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|


The number of issued and outstanding shares of the issuer's class of capital stock as of November 30, 2000, the latest practicable date, is as follows:
45,675,369 shares of Common Stock $.0001 par value.
--------------------------------------------------------------------------------

                            ELITE TECHNOLOGIES, INC.

                                      Index


PART I - FINANCIAL INFORMATION
         Item 1. Condensed Financial Statements:

                  Consolidated Balance Sheet-November 30, 2000 and May 31, 2000.       3

                  Consolidated Statement of Operations-Three and Six Months
                  Ended November 30, 2000 and November 30, 1999.                       4


                  Consolidated Statement of Cash Flow-Six Months Ended November        5
                  30, 2000.

                  Notes to Consolidated Financial Statements (unaudited)             6-8

                          Report on Review by Independent Accountants

         Item 2. Management's Discussion and Analysis of Financial Condition         8-9
                  And Results of Operations

PART II - OTHER INFORMATION

         Item 3.  Legal Proceedings                                                   10

         Item 4.  Changes in Securities                                               10

         Item 5.  Defaults upon Senior Securities                                     10

         Item 6.  Submission of matters to Vote of Security Holders                   10

         Item 7.  Other Information                                                   10

         Item 8.  Exhibits and Reports on Form 8-K                                    10

Exhibit Index

Signature                                                                             11

PART Item I

Kirscher & Assoiciates, P.C.

REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS

To the board of Directors and stockholders
Elite Technologies, Inc. and Subsidiaries

     We have reviewed the accompanying consolidated balance sheet of Elite Technologies, Inc., and Subsidiaries (the "Company") as of November 30, 2000 and the related consolidated statements of operations for the first three and six months ended November 30, 2000 and November 30, 1999 and the related consolidated statement of cash flows for the six months ended November 30, 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review on interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, with the exception of the matter described in the following paragraph, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted principles.

     A statement of cash flows for the six months ended November 30, 1999, the previous year, has not been presented. As described in the notes to the consolidated financial statements, generally accepted accounting principles require such a statement be presented when financial statements purport to present financial position and results of operations.

     We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of May 31, 2000, and the related consolidated statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 9, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information as set forth in the accompanying consolidated balance sheet from which it has been derived.

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

                           KIRSCHNER &ASSOCIATES, P.C.

Marietta, Georgia
January 16, 2001, except for Note on Compliance Review as to which the date is February 23, 2001.




                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                                                                November 30,      May 31,
                                                                                   2000            2000
Assets
Current assets:
  Cash and cash equivalents                                                      $246,596             -
  Accounts receivable, less allowance for doubtful
      accounts of $26,000 and $ 0 at November 30, 2000 and
      May 31, 2000, respectively.                                               1,403,355             -
  Note receivable on convertible debt obligation                                        -        527,470
  Receivable from officer                                                         528,542        289,084
  Other current assets                                                            648,940         30,000
                                                                             --------------  ---------------
                                               Total current assets             2,827,433        846,554

Property and equipment, net                                                       195,809         31,004
Excess of cost over net assets of businesses acquired,
     less accumulated amortization of $ 1,364,186 and
     $ 597,198 at November 30, 2000, and May 31, 2000,                          6,496,418      4,987,844
     respectively
Other assets                                                                       43,789          6,789
                                                                            --------------  ---------------
                                                                                9,563,449      5,872,191
                                                                            ==============  ===============
Liabilities and Stockholders' Equity
Current liabilities:
  Cash overdrafts                                                                       -         35,106
  Notes payable                                                                   441,682        112,895
  Accounts payable                                                              2,666,077        523,541
  Accrued expenses                                                                 61,048        114,292
  Federal payroll taxes payable                                                   929,468        931,888
  State payroll taxes payable                                                     321,614        321,614
                                                                           --------------  ---------------
                                                                                4,419,889      2,039,336
                                                                           --------------  ---------------
Long-term liabilities:
  Notes payable                                                                        -         100,000
  Other long term debt                                                           178,995               -
  Convertible note payable                                                     1,035,599       1,035,599
                                                                           --------------  ---------------
                                               Total liabilities               5,634,483       3,174,935
                                                                            --------------  ---------------

Stockholders' equity:
  Common stock, $.0001 par value; 500,000,000 shares
      authorized; 45,675,369 and 34,275,720 issued and
      outstanding at November 30, 2000 and May 31, 2000,
      respectively                                                                 4,567          3,427
  Additional paid-in capital                                                  39,372,817     35,206,634
  Retained earnings (deficit)                                                (35,448,418)   (32,512,805)
                                                                            --------------  ---------------
                                                                               3,928,966      2,697,256
                                                                            --------------  ---------------
                                                                               9,563,449      5,872,191
                                                                            ==============  ===============

    The Notes to Financial Statements are an integral part of this statement.
                                        3



                   ELITE TECHNOLOGIES, INC., AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                               November 30,               November 30,
                                                         2000              1999        2000            1999
  Revenues                                          $3,703,578         $400,013   $7,334,396        $778,010
                                                     3,595,238               -     6,563,351               -
 Cost of Sales
                                                 --------------      ------------ -----------     --------------
                Gross Profit                           108,340          400,013      771,045         778,010
                                                 --------------      ------------ -----------     --------------


 Salaries, wages and benefits                          (88,875)          16,456      239,226         102,106
 Depreciation and amortization                         466,222                -      766,988               -
 Other operating expenses                              376,389          203,001      869,635         760,313
 Investment banking fees                                     -                -    1,584,031               -
                                                 ---------------      ------------ -----------     --------------
                                                       753,736          219,457    3,459,880         862,419
                                                 --------------       ------------ -----------     --------------

                   Operating income (loss)            (645,396)         180,556   (2,688,835)        (84,409)
                                                 --------------       ------------ -----------     --------------


 Interest expense                                            -                -       12,100              -

 Other expenses - net                                   15,546                -       17,259              -
                                                 --------------      ------------ -----------     --------------
                                                        15,546                -       29,359              -

                                                 --------------      ------------ -----------     --------------

                   Loss before income taxes           (660,942)         180,556   (2,718,194)        (84,409)


 Income taxes                                                -                -            -               -
                                                 --------------      ------------ -----------     --------------

                   Net loss                          ($660,942)        $180,556  ($2,718,194)       ($84,409)
                                                 ==============     ============= ============    ==============


 Net Earnings (Loss) Per Share of Common Stock:

    Basic and Diluted                                   ($0.02)           $0.01      ($0.07)          ($0.01)
                                                 ===============   ============== ============    ===============

 Weighted Average Number of
    Common Shares Used In Calculating
    Net Loss Per Share of Common Stock:

    Basic and Diluted                               37,877,635       12,570,000  41,578,630       12,647,085
                                                ===============  ================ ============   ================


    The Notes to Financial Statements are an integral part of this statement.
                                        4



                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Cash Flow
                                   (Unaudited)

                                                                              Three Months Ended                Six Months Ended
                                                                                November 30,                      November 30,
                                                                                   2000                               2000
Cash flows from (to) operating activities:
  Net loss                                                                      ($660,942)                        ($2,718,194)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                               466,222                             766,988
      Commitment to issue stock for investment
        banking services                                                                -                           1,584,031
      Decrease (increase) in:
        Accounts receivable                                                      (366,431)                         (1,403,355)
        Note receivable                                                                 -                             527,470
        Other assets                                                               42,205                            (618,940)
      Increase (decrease) in:
        Accounts payable                                                          176,067                           2,142,536
        Payroll taxes payable                                                           -                              (2,420)
        Accrued expenses and other current liabilities                             29,336                             (53,244)
                                                                              --------------                    ----------------
                             Net cash used in operating activities               (313,543)                            224,872
                                                                              --------------                    ----------------

Cash flows from (to) investing activities:
    Purchases of property and equipment                                                 -                            (244,204)
    Acquisition of businesses                                                           -                            (175,000)
    Receivable from officers                                                       45,161                            (239,458)
                                                                              --------------                    ----------------
                             Net cash used in investing activities                 45,161                            (658,662)
                                                                              --------------                    -----------------

Cash flows from (to) financing activities:
    Proceeds from issuance of common stock                                        223,645                             140,000
    Proceeds from issuance of long-term debt                                       50,783                             425,000
    Contributed capital                                                                 -                             150,492
                                                                              --------------                    ----------------
                             Net cash provided by financing activities            274,428                             715,492
                                                                              --------------                    ----------------

Net increase (decrease) in cash                                                     6,046                             281,702

Cash and cash equivalents at beginning of period                                  240,550                             (35,106)
                                                                              --------------                    ----------------

Cash and cash equivalents at end of period                                       $246,596                            $246,596
                                                                              ==============                    ================

Supplemental disclosures of cash flow information:

Cash paid during the period for:

                             Interest                                            $12,100                              $12,100
                                                                              --------------                    ----------------

                              Income taxes
                                                                                       -                                    -
                                                                              --------------                    ----------------

Acquision of businesses:
    Fair value of assets acquired, including goodwill
                                                                                       -                           $2,275,562

    Fair value of liabilities assumed                                                  -                                    -

    Promissory note issued                                                             -                             (425,000)

    Fair value of common stock issued                                                  -                           (1,675,562)

                                                                              --------------                    ----------------
                              Net cash paid for acquisitions
                                                                                       -                             $175,000
                                                                              ==============                    ================



    The Notes to Financial Statements are an integral part of this statement.
                                        5


ELITE TECHNOLOGIES, INC., AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS November 30, 2000 (UNAUDITED)

Accounting Policies

In the opinion of management the accompanying unaudited consolidated financial statements reflect all normal adjustments, exclusive of any adjustments that may be required as a result of going concern issues discussed further in the financial information, necessary to present fairly the financial position of Elite Technologies, Inc., and Subsidiaries at November 30, 2000 and the results of operations for the three and six months ended November 30, 2000 and 1999 and cash flows for the three and six months ended November 30, 2000. The results of operations for the three and six month periods ended November 30, 2000 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year May 31, 2001.

The financial information as of November 30, 2000 should be read in conjunction with the financial statements contained in Elite Technologies, Inc. Form 10-K/A Annual Report for 2000.

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


                                        6


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

Statement of Cash Flows

The statement of cash flows for the three and six months ended November 30, 1999 has not been presented. Generally accepted accounting principles require that a statement be presented when financial statements purport to present financial position and results of operations. Record keeping limitations prevented certain accumulation of cash flow data. Accordingly, management is unable to present the statement of cash flows for that period, at this time.

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

Management has responded to the Commission in detail citing both theoretical and empirical evidence supporting the case of the November 30, 2000 financial statements and related Form 10-Q as originally filed but has agreed to restate the financial statements in accordance with the wishes of the SEC staff.

The following schedule summarizes the major differences between management and the Commission as impacting the Company's financial position as of November 30, 2000, and the results of operations for the six months then ended:

                                                          Form 10-Q and              Form 10-Q/A and
                                                       Financial statements        Financial statements
                                                       As originally filed              As amended

           Depreciation and amortization                     $231,250                    $766,988
           Investment banking fees                          2,465,500                   1,584,031
           Net loss                                        (3,155,020)                 (2,718,194)
           Loss per share                                     (0.08)                      (.07)

           Goodwill, net of amortization                    5,572,109                   6,496,418
           Total assets                                     8,548,045                   9,563,449
           Additional paid-in capital                       14,190,140                  39,372,817
           Retained earnings (deficit)                     (11,284,845)                (35,448,418)
           Stockholders' equity                             2,909,462                   3,928,966




                                        7

Management believes it is important to document these differences inasmuch as the Company is still in its embryonic development for economic production, and to apply the aggressive market valuation pricing model as required by the Commission, results in significant and unreasonable swings in dollar amounts and ratio analysis, and is potentially misleading to the users of financial information.

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

                                        8

     On December 15, 2000, the Company entered into a Letter of Intent with Intelligent Software Solutions, Inc. for the purchase and exclusive distribution of its kiosk units in Puerto Rico and the Caribbean Islands. A definitive agreement is expected to be executed in January 2001. The contract will require a minimum purchase by Intelligent Software Solutions, Inc. per month.

     On December 29, 2000, the Company entered into a letter of intent to purchase Smartmedia, Inc. The company expects to reach a definitive agreement in January 2001. Smartmedia provides a patent pending technology that uses wireless telemetry technology in the newspaper and shipping industries.

     In January 2001, the Company consolidated its operations to one address to reduce its expenditures for operational costs.

     In December 2000 the company satisfied the $300,000 indebtedness as to owned under the purchase agreement of IET, International Electronic Technology of Georgia ( "IET"). Payment was made in stock.


RESULTS OF OPERATIONS

       THREE AND SIX MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999.

     Revenues. Revenues from operations for the second quarter ended November 30, 2000 increased by 826% from the same period, 1999. Revenues for the six months ended November 30, 2000, increased by 842.7% from the same period, 1999. The increase in revenues is related to (i) the internal restructuring of the business and (ii) the acquisition of International Electronic Technology of Georgia (IET) and AC Travel.

     Salaries, Wages and Benefits. Salaries, Wages and Benefits, of ($88,875) is represented by payroll adjustments as made by a newly acquired company. An increase of $137,120 and 134.3% higher for the six months ended November 30, 2000 over the same period, 1999. The increase is due primarily to the acquisition of IET.

     Other Operating Expenses. Other Operating Expenses increased by $173,388 and 85% during the second quarter ended November 30, 2000 over the same quarter ended, 1999. The increase of $ 109,322 and 14% for the six-month period ended November 30, 2000, over the same period, 1999. These increases are attributed to the restructuring of the business and the recent acquisition of IET and AC Travel.

     Depreciation and Amortization. Elite depreciates its assets, including goodwill, on a straight-line basis over three to five years. Depreciation and amortization increased to $ 766,988. This is attributed to the amortization of goodwill recorded in connection with the acquisitions completed in 2000.

     Net Loss. Net losses decreased to $ 2,718,194 as a function of the Compliance review as stated above.



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

                                       10


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