Form 10-K/A
period 2000-05-31
ELITE TECHNOLOGIES INC /TX/
filed 2001-03-14
CIK 835909

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

     Investment Banking Fees. The investment banking services for fiscal year 2000 were specific to Coleman & Company to assist the Company in financings and to Rapid Release Research for investor relations and public relation services.

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

     In our opinion, the 200 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Technologies, Inc. and Subsidiaries as of May 31, 2000, and the results of their operations and their cash flows for the year ended May 31, 2000, in conformity with U.S. generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to his matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The accompanying 2000 consolidated financial statements have been restated following a review of valuation practices of the Company's common stock. As discussed in Note 13 to the consolidated financial statements, the originally prepared financial statements accompanying our report dated November 9, 2000, have been restated to include the adjustments in accordance with generally accepted accounting principles.


/s/ KIRSCHNER & ASSOCIATES, P.C.

Marietta Georgia
November 9, 2000, except for Note 13 (c) as to which the date is February 21, 2001


                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                              May 31, 2000 and 1999
Assets                                                                         Restated
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

                                                        Restated
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
                                                     ==============         ===============   ===============




           See accompanying notes to consolidated financial statements

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                     Years Ended May 31, 2000, 1999 and 1998
                                                                                                                         Total
                                                                                        Additional      Retained     stockholders'
                                                                  Common Stock           paid-in        earnings        equity
                                                            Shares           Amount      capital        (deficit)      (deficit)
Balances at May 31, 1997                                 10,619,170          $1,062      $134,938      ($110,472)      $25,528

Net loss                                                        --              --            --        (438,122)     (438,122)
                                                        -----------       -----------   -----------    ------------   ------------

Balances at May 31, 1998                                 10,619,170           1,062       134,938       (548,594)     (412,594)

Issuance of common stock in acquisitions                    850,000              85     1,649,915             --     1,650,000
Stock based compensation                                         --              --       827,431             --       827,431
Issuance of common stock in private placements,
  net of issuance costs of approximately 50,000
  shares and $352,000                                     1,102,500             110       852,390             --       852,500
Commitment to issue common stock for investment
  banking services                                               --              --       126,667             --       126,667
Contributed capital from THC                                     --              --       289,277             --       289,277
Other capital contributed                                        --              --       114,700             --       114,700
Net loss                                                         --              --            --      (2,888,364)   2,888,364)
                                                        ------------       ----------   -----------    ------------  -------------

Balances at May 31, 1999                                 12,571,670           1,257     3,995,318      (3,436,958)     559,617

Stock based compensation                                  6,962,500             696    10,751,069             --    10,751,765
Issuance of common stock in
 acquisitions                                             2,312,500             231     3,559,215             --     3,559,446
Issuance of common stock in
 private placements                                         840,050              84       840,916             --       841,000
Issuance of common stock for
 investment banking services                             10,339,000           1,034    15,871,685             --    15,872,719
Issuance of common stock in
 settlement of rescinded acquisition                      1,250,000             125        80,675             --        80,800
Contributed capital from AMG                                    --               --       107,756             --       107,756
Net loss                                                        --               --            --     (29,075,847) (29,075,847)

                                                        ------------       ----------   -----------    ------------  -------------
Balances at May 31, 2000 Restated                        34,275,720          $3,427   $35,206,634    ($32,512,805)  $2,697,256
                                                        ============       ==========   ===========    ============  =============


           See accompanying notes to consolidated financial statements

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years Ended May 31, 2000, 1999 and 1998

                                                                      Restated
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

                                                                     Restated
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