Form 10-Q/A
period 2000-08-31
ELITE TECHNOLOGIES INC /TX/
filed 2001-03-14
CIK 835909

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

                                                                      Restated
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
                                                               ================ ==================
                                                               ================ ==================


    The Notes to Financial Statements are an integral part of this statement


                                        3


                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                   (Unaudited)


                                                           Three Months Ended
                                                                August 31,
                                                         Restated
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


                                        4


                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                    August 31,
                                                                             Restated
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

Stock Based Compensation. The difference in this account, as referred to by the compliance review disclouser enclosed, stems from valuation practices of the companies common stock.

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