Form 10-Q/A
period 2000-09-01
ELITE TECHNOLOGIES INC /TX/
filed 2001-03-14
CIK 835909

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

                                                                                 Restated
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
                                                                            ==============  ===============

    The Notes to Financial Statements are an integral part of this statement.
                                        3



                   ELITE TECHNOLOGIES, INC., AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                               November 30,               November 30,
                                                       Restated                      Restated
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

                                                                                  Restated
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