Form 10QSB
period 2001-02-28
ELITE TECHNOLOGIES INC /TX/
filed 2001-04-25
CIK 835909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              |X| For the Quarterly Period ended February 28, 2001

                                       Or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM December 1, 2000 TO February 28, 2001



                         Commission File Number: 0-17597

                            ELITE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)





                       Texas                             76-0252296
          (State or other Jurisdiction of     (IRS Employer Identification No.)
           Incorporation or organization)


                   5050 Oakbrook Parkway
                         Suite 100
                      Norcross Georgia                      30093
          (Address of principal executive offices)       (Zip Code)


                                  770-559-4975
              (Registrant's telephone number, including area code)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|


The number of issued and outstanding shares of the issuer's class of capital stock as of February 28, 2001, the latest practicable date, is as follows:
47,710,369 shares of Common Stock $.0001 par value.

                            ELITE TECHNOLOGIES, INC.

                                      Index


PART I - FINANCIAL INFORMATION

         Item 1. Condensed Financial Statements:

                  Consolidated Balance Sheet-February 28, 2001 and May 31, 2000
                  (Unaudited)                                                               3

                          Consolidated Statement of Operations-Three and Nine Months
                          Ended February 28, 2001 and February 29, 2000. (Unaudited)        4

                          Consolidated Statement of Cash Flow-Nine Months Ended November
                          30, 2000. (Unaudited)                                             5

                  Notes to Consolidated Financial Statements (unaudited)                   6-7

                          Report on Review by Independent Accountants

         Item 2. Management's Discussion and Analysis of Financial Condition               8-10
                  And Results of Operations

PART II - OTHER INFORMATION

         Item 3.  Legal Proceedings                                                        11

         Item 4.  Changes in Securities                                                    11

         Item 5.  Defaults upon Senior Securities                                          11

         Item 6.  Submission of matters to Vote of Security Holders                        11

         Item 7.  Other Information                                                        11

         Item 8.  Exhibits and Reports on Form 8-K                                         11

Exhibit Index

Signature                                                                                  12

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                        February 28,                         May 31,
                                                                                        ------------                         -------
                                                                                            2001                               2000
                                                                                            ----                               ----
Assets
Current assets:
  Cash and cash equivalents                                                                         $143,699               -
  Accounts receivable, less allowance for doubtful
      accounts of $26,000 and $ 0 at February 28, 2001 and
      May 31, 2000, respectively.                                                1,436,566                                 -
  Note receivable on convertible debt obligation                                                                             527,470
  Receivable from officer                                                           788,246                                  289,084
  Other current assets                                                              860,696                                   30,000
                                                                            --------------------------------------------------------
                                              Total current assets                                 3,229,207                 846,554

Property and equipment, net                                                         584,000                                   31,004
Excess of cost over net assets of businesses acquired,
     less accumulated amortization of $ 1,364,186 and
     $ 597,198 at November 30, 2000, and May 31, 2000,                           6,971,095                                 4,987,844
     respectively
Other assets                                                                          43,789                                   6,789
                                                                            --------------------------------------------------------
                                                                                                 $10,828,091              $5,872,191
                                                                            ========================================================
Liabilities and Stockholders' Equity
Current liabilities:
  Cash overdrafts                                                                                                            $35,106
  Notes payable                                                                                   $1,368,359                 112,895
  Accounts payable                                                               1,210,813                                   523,541
  Accrued expenses                                                                    61,392                                 114,292
  Federal payroll taxes payable                                                     929,468                                  931,888
  State payroll taxes payable                                                       321,614                                  321,614
                                                                            --------------------------------------------------------
                                                                                 3,891,646                                 2,039,336
                                                                            --------------------------------------------------------
Long-term liabilities:
  Notes payable                                                                                                              100,000
  Other long term debt                                                              169,378
  Convertible note payable                                                       1,105,599                                 1,035,599
                                                                            --------------------------------------------------------
                                              Total liabilities                  5,166,623                                 3,174,935
                                                                            --------------------------------------------------------

Stockholders' equity:
  Common stock, $.0001 par value; 500,000,000 shares authorized; 47,710,369 and
      34,275,720 issued and outstanding at February 28, 2001 and May 31, 2000,
      respectively                                                                      4,771                                  3,427
  Additional paid-in capital                                                   40,628,097                                 35,206,634
  Retained earnings (deficit)                                                (34,971,400)                               (32,512,805)
                                                                            --------------------------------------------------------
                                                                                 5,661,468                                 2,697,256
                                                                            --------------------------------------------------------
                                                                                                 $10,828,091              $5,872,191
                                                                            ========================================================

The Notes to Financial Statements are an integral part of this statement.

                   ELITE TECHNOLOGIES, INC., AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    Three Months Ended                         Nine Months Ended
                                                    ------------------                         -----------------
                                               February 28,     February 29,         February 28,        February 29,

                                              ------------    ------------         ------------        ------------
                                                   2001            2000                 2001                2000
                                                   ----            ----                 ----                ----

Revenues                                     $  3,299,484    $    115,013         $ 10,633,880        $    778,010
                                                                                                         9,622,258
Cost of Sales                                   2,924,623          55,013                  --
                                                                                                       ------------
               Gross Profit                       374,861          60,000            1,011,622             778,010
                                                                                                      ------------


Salaries, wages and benefits                      166,740         144,241              405,966             418,997
Depreciation and amortization                     410,314            --              1,177,302                --
Other operating expenses                         (165,736)         20,203              703,899             443,422
Investment banking fees                              --              --              1,584,031                --
                                                                                                      ------------
                                                  411,318         164,444            3,871,198             862,419
                                                                                                      ------------

                  Operating income (loss)         (36,457)       (104,444)          (2,859,576)            (84,409)
                                                                                                      ------------

Interest expense                                    1,777            --                 13,877                --

Other expenses/(income) - net                     (10,342)           --                  6,917                 --
                                                                                                       ------------
                                                                                        (8,565)             20,794
                                                                                  ------------         ------------
                                                                                                       ------------

                  Loss before income taxes        (27,892)       (104,444)          (2,880,370)            (84,409)

                                                                                                        ------------
Income taxes                                         --              --                  --
                                                                                                        ------------

                  Net loss                   ($    27,892)   ($   104,444)        ($ 2,880,370)        ($    84,409)
                                                                                                         ============




The Notes to Financial Statements are an integral part of this statement.

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Cash Flow
                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                                         February 28,
                                                                                             2001
Cash flows from (to) operating activities:
   Net loss                                                                                                ($2,880,370)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                                    1,177,302
       Commitment to issue stock for investment
         banking services                                                               1,584,031
       Decrease (increase) in:
         Accounts receivable                                                           (1,436,566)
         Note receivable                                                                  527,470
         Other assets                                                                    (830,696)
       Increase (decrease) in:
         Accounts payable                                                                 687,276
         Payroll taxes payable                                                               (2,420)
         Accrued expenses and other current liabilities                                    (52,900)
                                                                             -------------------------------------------
                           Net cash used in operating activities                       (1,226,873)
                                                                             -------------------------------------------

 Cash flows from (to) investing activities:
     Purchases of property and equipment                                                 (140,490)
     Acquisition of businesses                                                           (175,000)
     Receivable from officers                                                            (499,162)
                                                                             -------------------------------------------
                           Net cash used in investing activities                         (814,652)
                                                                             -------------------------------------------

 Cash flows from (to) financing activities:
     Proceeds from issuance of common stock                                               666,578
     Proceeds from issuance of long-term debt                                           1,302,185
     Contributed capital                                                                  251,567
                                                                             -------------------------------------------
                           Net cash provided by financing activities                    2,220,330
                                                                             -------------------------------------------

 Net increase (decrease) in cash                                                                                178,805

 Cash and cash equivalents at beginning of period                                          (35,106)
                                                                             -------------------------------------------

 Cash and cash equivalents at end of period                                                                    $143,699
                                                                             ===========================================

 Supplemental disclosures of cash flow information:

 Cash paid during the period for:

                           Interest                                                                             $13,877
                                                                             -------------------------------------------

                           Income taxes                                                                    -
                                                                             -------------------------------------------

 Acquision of businesses:
     Fair value of assets acquired, including goodwill                                                       $3,150,563
     Fair value of liabilities assumed                                                        (425,000)
     Promissory note issued                                                                (2,550,563)
     Fair value of common stock issued                                                                     -

                                                                             -------------------------------------------
                           Net cash paid for
                          acquisitions                                                                         $175,000
                                                                             ===========================================



The Notes to Financial Statements are an integral part of this statement.

PART I
Financial Information
 Item I

ELITE TECHNOLOGIES, INC., AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FEBRUARY 28, 2001 (UNAUDITED)

Accounting Policies

In the opinion of management the accompanying unaudited consolidated financial statements reflect all normal adjustments, exclusive of any adjustments that may be required as a result of going concern issues discussed further in the financial information, necessary to present fairly the financial position of Elite Technologies, Inc., and Subsidiaries at February 28, 2001 and the results of operations for the nine months ended February 29, 2000 and February 28, 2001 and cash flows for nine months ended February 28, 2001. The results of operations for the three and nine month periods ended February 28, 2001 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year May 31, 2001.

The financial information as of February 28, 2001 should be read in conjunction with the financial statements contained in Elite Technologies, Inc. Form 10-K/A Annual Report for 2000.

Recognition of Revenue and Expense

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

Statement of Cash Flows

The statement of cash flows for the nine months ended February 29, 2000 has not been presented. Generally accepted accounting principles require that a statement of cash flows be presented when financial statements purport to present financial position and results of operations. Record keeping limitations prevented certain accumulation of cash flow data. Accordingly, management is unable to present the statement of cash flows for that period, at this time.

Payroll Taxes Payable

Payroll Taxes payable includes a liability, the assumption of which was part of the agreement to acquire Intuitive Technology Consultants, Inc. Management believes it can continue to reduce the liability accordingly without adversely affecting the continuing operations of the company.

Earnings Per Share

Earnings or loss per share information has not been presented. Generally accepted accounting principles require that such information be provided directly on the statement of operations for all periods presented and included in pro forma disclosures for acquired subsidiaries. Record keeping limitations prevented certain accumulation of common share data. Accordingly, management is unable to present per share data at this time.

Pro-Forma Financial Information

The unaudited pro-forma results of operations of the Company for the period ended February 28, 2001 as if the acquisition of Icon Computer Parts Corp., had been effective June 1, 2000 are summarized as follows:

                                                               Unaudited
                                                            -----------------
                                                            -----------------

          Revenues - net                                         $15,243,936
                                                            -----------------
                                                            -----------------
          Net loss applicable to common shareholders            $(2,547,039)
                                                            -----------------
                                                            -----------------


Generally accepted accounting principles usually call for comparative presentation and the relative pro forma effects on that of the preceding year. This was not performed here since the inception of Icon Computer Parts Corp., was in June, 2000.

                   REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Elite Technologies, Inc., and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Elite Technologies, Inc., and Subsidiaries (the "Company") as of February 28, 2001 and May 31, 2000 and the related consolidated statements of operations for the first three and nine months ended February 28, 2001 and February 29, 2000, and the related consolidated statement of cash flows for the nine months ended February 28, 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, with the exception of the matters described in the following paragraph, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles.

A statement of cash flows for the nine months ended February 29, 2000, the previous year, has not been presented. As described in the notes to the consolidated financial statements, generally accepted accounting principles require that such a statement be presented when financial statements purport to present financial position and results of operations. Earnings or loss per share information has not been presented. Generally accepted accounting principles require that such information be provided directly on the statement of operations for all periods presented and included in pro forma disclosures for acquired subsidiaries.

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

/s/ Kirschner & Associates, LLP
Marietta, Georgia
April 25, 2001








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

Elite through its divisions offers a variety of services in fiscal year 2001. Accordingly, Elite has transferred most of its operations following the acquisition of ACE Manufacturing Group, Ltd, (AMG), on March 15, 2000. Elite has acquired other companies to fulfill the services of its divisions. As part of Elite's acquisition strategy, the Company has completed the acquisition agreements with AC Travel, Inc., as of June 1, 2000, International Electronic Technologies of Georgia, Inc., as of June 27, 2000 and Icon Computer Parts Corp. as of February 15, 2001. Elite does not presently have any other definitive agreements to acquire additional companies and there can be no assurance that it will do so.

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

On February 15, 2001 Elite signed a stock purchase agreement with Icon Computer Parts Corp., a computer parts/computer systems retailer located in Puerto Rico. The purchase price for all the capital stock of Icon Computer Parts Corp. was 2,000,000 shares of common stock. The company has recorded in this filing the revenues and expenses of Icon from February 15, 2001 through February 28, 2001. Such revenues and net income for this same period was $302,553 and $15,646, respectively. For the Quarter ending February 28, 2001, the revenue and net income for Icon was $1,855,688 and $117,852 respectively. See pro-forma financial statements for further analysis. As of the balance sheet date of February 28, 2001, the balance sheet of Icon Computer Parts Corporation was included as a consolidated subsidiary.

On April 16, 2001, the Company filed Form 12b-25 specific to the filing for the third quarter ended February 28, 2001. The Company would like to augment the reasons for the filing delay to be that of solely the following: Item 1. The registrant was required per the SEC to re-file its 10-K for the year ended May 31, 2000 and 10-Q's for periods ended August 31, 2000 and November 30, 2000, respectively, which affected a change in the financials for the 10-Q's ended February 28, 2001. Item 2. Since the acquisition of Icon Computer, Parts, in Puerto Rico on February 15th, 2001, it has posed a challenge in acquiring the required financial statements in the form expected by SEC standards. Item 3. The registrant was unable to provide financial statements and supporting documentation in a timely fashion. Management determined that the best course of action was to omit the financial statements of AC Travel from this 10-Q; thereby, treating AC Travel as an unconsolidated subsidiary.


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000.

Revenues: Revenues from operations for the third quarter ended February 28, 2001 increased by $3,184,471 from $115,013 to $3,299,484 for the same period, 2000.
Revenues for the nine months ended February 28, 2001, increased by $9,855,870 from $778,010 to $10,633,880 to the same period, 2000. The increase in revenues is related to (i) the internal restructuring of the business and (ii) the acquisition of subsidiary companies.

Salaries, Wages and Benefits: Salaries, Wages and Benefits increased by $22,499 from 144,241 to $166,740 for the same period 2000. The increase is due primarily to the acquisition of subsidiary companies.

Other Operating Expenses: For the third quarter ended February 28, 2000 Other Operating Expenses decreased by $185,939 from $20,203 to (165,736) for the same period 2000. The same expense for the nine months ended February 28, 2001, decreased by $56,414 from $760,313 to $703,899 for the same period 2000. The above changes stem from the restructuring of the business.

Depreciation and Amortization: Elite depreciates its assets, including goodwill, on a straight-line basis over three to five years. Depreciation and amortization expense increased $410,314 over the previous quarter then ended February 29, 1999. The same expense for the nine months ended February 28, 2001, increased $1,177,302.

Net Loss. Net losses increased by $2,795,961 from $84,409 to $2,880,370 for the nine-month period ended February 28, 2001. The change among period's stems from the issuance of investment banking fees specific to debt and equity financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have principally related to the acquisition of businesses, working capital needs and capital expenditures for growth. These requirements have been met through a combination of private placements and internally generated funds. Although the Company incurred direct costs for acquisitions, the Company completed these acquisitions primarily in stock for stock transactions. Management contents that such agreements for debt and equity funding have been sufficient to enable the Company to continue operating as a going concern. However, we expect to enter into further agreements for such additional funding.

PART II

OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

The Company is, from time to time, a party to routine litigation incidental to operating a business, including claims of discrimination, wrongful termination, and other similar claims.

ITEM 4. CHANGES IN SECURITIES. The company issued securities in exchange for $175,000 in cash during the third quarter.

ITEM 5. DEFAULTS UPON SENIOR SECURITIES. None

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

ITEM 7. OTHER INFORMATION. None

ITEM 8. EXHIBITS AND REPORTS ON FORM 8-K. Yes, Forms 8-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 25, 2001                           ELITE TECHNOLOGIES, INC.


                                                By: /s/ Scott Schuster
                                                 ---------------------
                                                 Name:  Scott Schuster
                                                Title:  Chief Executive Officer