Form 10KSB
period 2001-05-31
ELITE TECHNOLOGIES INC /TX/
filed 2001-08-30
CIK 835909

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2001

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

                                      30096
                                   (Zip Code)
                              5050 Oakbrook Parkway

                                    Suite 100
                                Norcross Georgia
                    (Address of principal executive offices)

                                 (770) 559-4985
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed as of May 31, 2001 is $8,212,412.

The number of issued and outstanding shares of the issuer's class of capital stock as of May 31, 2001, the latest practicable date, is as follows: 61,812,434 shares of Common Stock $.0001 par value.

-------------------------------------------------------------------------------
                            ELITE TECHNOLOGIES, INC.
                             May 2001 Annual Report

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

                                     PART I
ITEM 1. BUSINESS GENERAL

     Elite Technologies, Inc. (referred to herein as "Elite" or the "Company")is a full service technology company offering technology services to small, medium and large enterprises. These services involve the facilitation of the flow of information within a company or between a company and external sources as well as the supply of technology platforms to complete the delivery of this information. These services typically involve computer hardware, software and "integration" efforts to allow diverse systems to communicate with one another.

         In July, 1998, ITC Acquisition Group, LLP, consisting of management of ITC, acquired a majority interest, through a reverse merger, in CONCAP, Inc. On April 22, 1999, the Company changed its name to Elite Technologies, Inc. The Company's charter was revoked on February 11, 2000 for the failure to file franchise tax returns in the State of Texas. The Company's Charter was reinstated in June, 2001.

     In March, 2000 Elite acquired 100% of Ace Manufacturing Group, Inc. of Georgia. In June 2000, Elite acquired AC Travel, Inc. and International Electronic Technologies of Georgia ("IET"). AC Travel is a wholesale and retail travel agency. The purchase price for all the capital stock of AC Travel was 2,000,000 shares of common stock. IET provides wholesale and retail sales and distribution of computer related products. The purchase price for IET was 1,185,000 shares of common stock and $300,000.

         In February, 2001 Elite acquired Icon Computer Parts of Puerto Rico. The company paid 2,000,000 shares of restricted stock for the acquisition of Icon. Pursuant to the purchase agreement of Icon an adjustment to the original purchase price may occur if the trading price of Elite's common stock falls below $1.00, one year post the original closing date. Due to shareholders amounting to $1,662,400 resulted from this event. Conversely, should the trading price be in excess of the aforementioned price, this payable will be removed in its entirely.

     The Company's principal executive offices are located at 5050 Oakbrook Parkway., Suite 100, Norcross, GA 30093 (Telephone: (770)-559-4975) . The Company's Internet address is www.elitetechinc.com.

RECENT DEVELOPMENTS

         In July, 2001, Elite purchased Worldtouch, Inc. Worldtouch is a provider of telecommunications services including long distance callback and Voice Over IP (VOIP) internationally. The purchase price of Worldtouch was 750,000 shares of stock, with incentive bonuses based upon revenue goals attained over five years.

         In May, 2001 Elite completed the payoff of a negotiated amount to Finova Capital Corporation. Finova provided inventory financing for IET. The debt was reduced from $1.8 million plus interest to 1 million dollars. Elite paid this amount through operations and cash raised through private placements.

         On June 12, 2001, Elite retained the services of Joseph Stevens and Co. of New York to act as its investment banker.

     Elite's objective is to establish itself as a leading provider of internet connectivity and content solutions. The company intends to utilize acquisitions to support the growth of its business, such as content and hardware providers. The Company intends to utilize Ace Manufacturing Group, Ltd., ("AMG") content and advertising platform to serve as a means by which retailers and other connectivity solutions providers can access a viewer base with quantifiable online purchasing habits.

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

Industry Background - Internet Kiosks

     As a relatively new industry, Internet Kiosks provide a specific product to a specific marketplace. More than just a leisure activity, the internet has become a vital link to communications. In many instances, consumers (both business and residential) have a need to gain access to the internet while not at a "home computer". Although laptops continue to provide this service, many instances arise where the convenience of a laptop with a modem connection is not available. In this case, an Internet Kiosk is the solution to the need. Allowing a consumer to access the internet, retrieve e-mail, shop, make travel plans, or even play interactive games online, the kiosk unit provides inexpensive access to these and many other activities.

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

Industry Background - Computer Hardware and Peripherals

     Computer hardware sales was, for many years, the core profit center in the Information Technology industry. The focus was later shifted toward software. This shift toward software put pressure on smaller manufacturers and distributors, until such time as only a handful of major manufacturers and wholesalers remained. Medium to large wholesalers and distributors continue to thrive, especially ones that use hardware provision as an entry into an organization's IT department to offer additional goods and services.


OUR SERVICES

AMG

         In April 2000, Elite acquired Ace Manufacturing Group, Ltd., ("AMG"). AMG designs, builds and markets an internet "pay by minute" browser (kiosk) used primarily in hotels, airports and entertainment establishments. Elite intends to utilize AMG to acquire additional companies to augment the internet kiosk marketed by AMG, including companies providing content, hardware and other related sectors of commerce. Elite purchased all of the capital stock of AMG for 2,000,000 shares of common stock, and $250,000.

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

     The Automated Business Centers are in phase two of operation. These features include the following: - Internet Browsing - 2000 Hot Buttons offering single click access to stock quotes, new publications, search engines, government sites, etc.

o        Send and retrieve E-mail
o        Send and receive fax capabilities
o        Color copy capabilities
o        Full screen display advertising
o        Scroll bar advertising with web site links
o        Daily usage log of transactions
o Appwatch monitors the Browser software to ensure the application is always running o Bootwatch enables the Automated Business Center to automatically re-boot itself daily o Fortress allows the operation system to be password protected

The following features are under development:

o        Video E-mail
o        Video conferencing
o        Full screen display advertising with coupon program
o        Internet usage destination log
o        Microsoft word processing capabilities
o        Document editing capabilities

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


IET and ICON

         IET and Icon are engaged in the wholesale distribution of computer parts and assemblies throughout the United States, Latin America, and Puerto Rico. Further marketing of Internet kiosks will be done through these technologies industry distribution channels.


AC TRAVEL

         AC Travel is a web portal targeted at foreign nationals living in the United States. Similar portals have been launched for Chinese and Spanish populations. Another web initiative of AC Travel includes a business to business portal for the facilitation of international trade. AC Travel also has the ability to provide all travel requirements of the target markets of AMG kiosks.

Worldtouch Communications

      Provides an integrated suite of high quality, low-cost international telecommunication services to large and small businesses, including voice-over IP (VolP), call back, prepaid calling cards, and prepaid cell phones.

INTEGRATION OF ACQUIRED COMPANIES

     Management believes that the market offers acquisition candidates in each of the three areas of interest to the Company (Integration, Hardware Distribution and Internet based connectivity). The acquired companies are intended to operate with the standardized sales and marketing procedures of Elite, with senior level personnel heading an individual task force for each operations function.

     Standardized accounting, business practices and corporate culture will be implemented throughout the organization. It is also anticipated that, upon the closing of the any future acquisitions, the respective presidents of each entity will also be elected to the board of directors of Elite. This is to insure that the proper level of communication and support exists between Elite and the subsidiaries as well as between and among the subsidiaries themselves. Since the acquisition strategy of Elite calls for the purchase of entities that add value to AMG in terms of content, manufacturing and distribution, the integrated companies will require standardized business practices and marketing efforts.

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

Sales

The Company has a sales force consisting of individuals employed by each subsidiary company. AMG utilizes the services of subcontracted Value Added Resellers (VAR) to sell its kiosk units. AMG allows a VAR to sell its products, giving the VAR a percentage of the net profit of the sale as compensation. This allows AMG to extend its market access without hiring additional workforce on a salaried basis.

Elite's sales force is responsible for creating high level customer satisfaction. The sales team will be given the task of uncovering additional sales opportunities within their assigned accounts. Elite's account executives will be assigned quarterly revenue quotas, and will be paid commissions based on the percentage level of attained quota. Project plans and implementation costs will be prepared by the project managers and the account executive.

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

STRATEGY

         The Company is seeking growth through two individual strategies. First, the Company continues to seek acquisition targets to grow its business through the acquisition and roll up of synergetic companies who meet certain criteria. This criteria includes:
         (1)      A minimum revenue stream of 5 million dollars annually;
         (2)      Profitable or nearly profitable;
         (3) Strong management able to commit for a minimum of three years following Elite's purchase of the company; and;
         (4)   Products or services in line with the general direction of Elite.

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

GOVERNMENT REGULATION

     As of May 31, 2001, Elite had a workforce which includes information technology consultants who are foreign nationals working in the United States under H-1B permits. The number of these individuals is expected to rise in the coming months and years. Accordingly, Elite must comply with United States immigration laws. Due to the limited number of H-1B permits approved each year, Elite may not be able to recruit or retain enough information technology professionals to meet its personnel requirements. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters periodically express concerns over the levels of legal and illegal immigration into the U.S. These concerns often result in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any reduction in the number of work permits that may be issued or change in immigration laws which impede the hiring or retention of foreign nationals could cause Elite to incur additional unexpected labor costs and expenses.

EMPLOYEES

     As of May 31, 2001, Elite employed 35 full-time employees. Elite is not a party to any collective bargaining agreements and considers its relationships with its employees to be satisfactory. These employees consist of 10 administrative employees, and 25 workforce employees.

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

Termination of Client Contracts

     Fees from project-based contracts have been a fundamental component of Elite Integration division revenues. If client information technology requirements or budgets were to decrease or their initiatives delayed and/or if such clients were to seek alternatives to relying upon the Company's current service offerings, the Company's revenues would be adversely impacted. Many of the Company's engagements are terminable without client penalty. An unanticipated termination of a major project can result in an increase in underutilized employees and a decrease in revenues and profits.

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

ITEM 2. PROPERTIES

     IET and Elite occupies approximately 30,000 square feet of office and warehouse space in Norcross, Georgia under a renewable yearly lease at a monthly rate of approximately $11,000. The current lease is scheduled for renewal September 2002.

         Icon owns and occupies an office building located in San Juan, Puerto.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various claims and legal actions arising in the ordinary course of business. While the ultimate results and outcome cannot be determined, management does not expect that these matters will have a material effect on the Company's results of operations or financial position.

Subsequent to May 31, 2001, actions involving the Company include claims which the Company intends to pursue vigorously. See the notes to the Consolidated audited financial statements of Elite Technologies, Inc., and Subsidiaries for the year ended May 31, 2001 for details.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 2001.





                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

     Elite's Common Stock was traded on the OTC Bulletin Board Market under the symbol "ETCH" (OTC: BB ETCH). In November, 2000, the company, due to its failure to comply with NASD Rule 6530, was "de-listed" from the OTC and is now traded on the "Pink Sheets". Upon the company's filings, and compliance with Rule 6530, the company intends to file application for re-listing on the OTC. (Formerly, under the name CONCAP, Inc., the Company's securities traded under the symbol "CNCG" on the OTC Bulletin Board Market until May, 1999). The Company's stock was not traded actively until the Second quarter of the fiscal year ended May 31, 1999. Such quotations may reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

     The following table sets forth the range of the low and high closing prices of the Common Stock as reported on the OTC Bulletin Board for the last two fiscal years.


                                      FISCAL YEAR ENDING MAY 31, 2001
     Quarter                     Low                     High
---------------------------- ---------------------- --------------------------
First                                 .31                     1.43
Second                                .01                      .59
Third                                 .01                      .31
Fourth                                .03                      .27

                       FISCAL YEAR ENDING MAY 31, 2000
     Quarter                     Low                     High
---------------------------- ---------------------- --------------------------
First                                3.25                     6.38
Second                               0.14                     3.88
Third                                0.13                     1.31
Fourth                               0.27                     2.75


     There were 529 holders of record of Common Stock as of May 31, 2001.
The Company has not paid any cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The decision to pay dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results and other factors.

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical consolidated financial data presented below were derived from the Company's consolidated financial statements, which as of and for the year ended May 31, 2001 were audited by Israel & Ricardo Blanco, as of and for the year ended May 31, 2000 were audited by Kirschner & Associates, and as of and for the years ended May 31, 1999 and May 31, 1998 and were audited by KPMG LLP.

The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements, the related notes, and the independent auditors' reports for the years ended May 31, 2001, 2000, 1999, and 1998 which contain explanatory paragraphs that states the Company's recurring losses from operations and net capital deficiency raise substantial doubt about the entity's ability to continue as a going concern, appearing elsewhere in this Form 10-K. The consolidated financial statements and the selected data do not include any adjustments that might result from the outcome of that uncertainty.


                      Years Ended May 31, 2001, 2000, 1999, 1998
                           Statement of Operations Data

                                2001          2000         1999       1998
                                ----          ----         -----      ----

Revenue From Services (1)   $13,268,877     $298,230   $1,937,317  $1,516,088

Cost of Sales                11,194,532           --           --          --

Salaries, Wages and Benefits   $791,553     $571,121   $2,136,613  $1,190,609

Other Operating Expenses     $1,161,671   $1,481,216   $1,654,167    $681,335

Depreciation and Amortization$1,166,137     $547,512     $116,846     $27,562

Stock Based Compensation     $2,859,444  $10,751,765     $827,431          --

Investment Banking Fees      $3,036,760  $15,872,719           --          --

Write down of assets         $1,528,825           --           --          --

Operating Loss              ($8,470,045)($28,926,103)($2,797,740) ( $383,418)

Other Expenses, Net            $101,945      $66,036      $90,624     $54,704

Interest Expense                 $7,472      $16,100           --          --

Interest Income                      --     $(13,192)          --          --

Settlement on Rescinded Acquisition  --      $80,800           --          --

Loss  before income taxes   ($8,579,462)($29,075,847)($2,888,364)  ($438,122)

Income Taxes                   ($12,000)          --           --          --

Net Loss                    ($8,591,461)($29,075,847)($2,888,364)  ($438,122)
                            =========== ============  ===========  ==========
Net Loss Per Share
Common Stock: Basic
and Diluted (2)                    (.24)      ($1.41)     ($0.26)     ($0.04)

Number of Shares Used
in Computing
Loss per Share                35,138,193   20,631,704  11,150,355  10,619,170

              BALANCE SHEET DATA: May 31, 2001, 2000, 1999, and 1998

                                  2001        2000        1999       1998
                                  ----        ----        ----       ----

Total Assets                  $8,212,412   $5,872,191  $2,331,198  $474,348

Total Liabilities             $5,346,620   $3,174,935  $1,771,581  $886,942

Working Capital Deficit      ($2,110,754) ($1,192,782) $1,082,175  $481,023


Stockholders' Equity (Deficit) $2,865,792  $2,697,256    $559,617 ($412,594)



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

     For the fiscal year ended May 31, 2001, the Company completed three acquisitions. All acquisitions have been accounted for as purchases in this filing and are reflected as such on the Consolidated Financial Statements. This does not take into account the year to date financial information of these acquisitions, but only provides for results of operations since the date of acquisition of the individual companies.

RESULTS OF OPERATIONS

          YEAR ENDED MAY 31, 2001 COMPARED WITH YEAR ENDED MAY 31, 2000

     Revenues. Revenues from operations for 2001 increased $12,970,647 over 2000. The increase in revenues related to the internal restructuring of the business and the subsequent increase in resources available to fund existing operations.

     Three additional acquisitions in fiscal year 2001 were completed.

     Cost of Sales. Cost sales increased from zero to $11,194,532 as a function increased sales between periods.

     Salaries, Wages and Benefits. Salaries, Wages and Benefits increased $220,432 over 2000. This increase is a function of the three new acquisitions which took place during fiscal 2001 and the staffing requirements therein.

     Other Operating Expenses. Other Operating Expenses decreased by $319,545 as compared to the previous period. Such decreases were attributed to reductions in legal and professional costs, and restructuring of the business.

     Depreciation and Amortization. Elite depreciates its assets, including goodwill, on a straight-line basis over three to five years. Depreciation and amortization expense increased $618,625 over 2000. This is directly attributable to the acquisitions completed in 2001.

     Stock Based Compensation. Elite recorded $2,859,444 in stock based compensation during the fiscal year 2001. This amount is down from $10,751,765 from the previous period and is due primarily from the decrease in the trading price of the Company's common stock. Management expects to continue with a stock based compensation bonus plan to attract and retain new talent for the Company.

     Investment Banking Fees. Decreased by $12,835,959 over the previous period due primarily to the drop in trading value specific to common stock.

     Write down of assets, Net of Income Taxes. Current year amount attributable to the write down of goodwill which is deemed non-recoverable. See notes to the financial statements for additional information.

     Operating Loss. Operating losses decreased $20,456,058 as compared to the previous fiscal period. This decrease stems, in part, to increased revenues as well as a lower trading price for common shares which impacts the expense which is recorded when investment banking and stock based compensation transactions occur.

     Other Expenses Net. Other expenses net increased by $35,909 or 54%.

     Net Loss. Decreased by $20,484,386 over the previous year for the reasons as noted above.


          YEAR ENDED MAY 31, 2000 COMPARED WITH YEAR ENDED MAY 31, 1999

     Revenues. Revenues from operations for 2000 decreased 84.6% from fiscal 1999. The decrease in revenues related to the internal restructuring of the business and the subsequent decrease in resources available to fund existing operations during the restructuring phase.

     Two additional acquisitions in fiscal year 2000 were completed.

     Salaries, Wages and Benefits. Salaries, Wages and Benefits decreased 73.3% from 1999. The decrease is due to terminations of staff related to the restructuring of the company.

     Other Operating Expenses. Other Operating Expenses decreased by 10.5% to $1,481,216 attributed to reductions in legal and professional costs and other cost cutting measures.

     Depreciation and Amortization. Elite depreciates its assets, including goodwill, on a straight-line basis over three to five years. Depreciation and amortization increased by 369% over 1999. This is attributed to the amortization of goodwill recorded in connection with the acquisitions completed in 2000.

     Stock Based Compensation. Elite recorded an additional $9,924,334 in stock based compensation during 2000 as compared to fiscal 1999. Management expects to continue with a stock based compensation bonus plan to attract and retain new talent for the Company.

     Investment Banking Fees. Investment banking services for fiscal 2000 were specific to Buckingham Equities to assist the Company in financings and to Rapid Release Research for investor relations and public relation services.

     Operating Loss. Operating losses increased from $2,797,740 to $28,926,103 or a 934% increase. This increase is primarily a function of shares issued for stock based compensation and investment banking services while considering the fair market value of the same shares.

     Other Expenses Net. Amount decreased 27% from $90,624 in 1999 to $66,036 in 2000.

     Loss Before Income Taxes (Net Loss). Net Loss increased 907% due to reasons mentioned above.


The following table summarizes the results of operating losses, interest cost, net loss, and per share amounts for the years ended May 31, 2001, and the two immediately preceding years.




                        2001                   2000                  1999
            ---------------------  --------------------- ---------------------
Operating Losses      ($8,470,044)          ($28,926,103)         ($2,797,740)

Interest Costs
Debt                        $7,472                $16,100                    -

Other Exp., Net           $101,945               $133,644              $90,624
              ---------------------  --------------------- -------------------

Net Loss-Operations
Before Income Taxes   ($8,579,461)          ($29,075,847)         ($2,888,364)

Income Taxes             ($12,000)                     --                    -

Net Loss              ($8,591,461)          ($29,075,847)         ($2,888,364)
              ===================== ==========================================

Loss Per Share             ($0.24)                ($1.41)              ($0.26)
              ===================== ==========================================



The significant increases in the loss amounts for 2001 and 2000 are primarily attributable to Common stock valuation on newly issued shares for common stock based compensation, using fair market value at the time of the transaction.

See disclosures in the notes accompanying the consolidated financial statements of Elite Technologies, Inc. and Subsidiaries as of and for the year ended May 31, 2001.


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

     The Company currently lacks the working capital required to continue as a going concern and to achieve its acquisition program and internal growth objectives. Management expects to seek equity funding financing during fiscal year 2002. Management believes that such equity funding agreements will be sufficient to enable the Company to continue operating as a going concern. However, there is no assurance that agreement for such additional funding will be consummated.

     Prior to May 31, 2000 the Company completed a private placement of securities for a total of $841,000. Additional placements and the exercising of warrants available to private placement investors were completed subsequent to year-end.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement was effective for the Company beginning June 1, 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for various types of hedges. The Company has not invested in derivative instruments nor participated in hedging activities and therefore does not anticipate there will be a material impact on the results of operations or financial position from Statement No.
133. Relative to the FASB's Statement No.'s number 141 and 142 issued after June 1, 2001, the Company has evaluated the recoverability of the goodwill and such amounts with no discernible future benefits were written off.


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

ITEM 9. CHANGES  IN   AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING
AND FINANCIAL DISCLOSURE

     KPMG LLP had served as the auditors of the Company's financial statements for the fiscal years ended May 31, 1998 and 1999. On July 25, 2000 the Company dismissed KPMG LLP. On August 2, 2000, the Company engaged the firm of Feldman, Scherb & Co., P.C. to audit its fiscal 2000 financial statements. The change to Feldman, Scherb & Co., P.C. was ratified by the Company's Board of Directors on August 2, 2000. Feldman, Sherb and Co., P.C. failed to complete the audit as they were hired to do by the Company, and therefore, were terminated as of November 9, 2000. The company had engaged other auditors (On October 20, 2000) having realized that Feldman, Sherb may not complete their assigned duties. As of November 9, 2000 the Company officially appointed Kirschner and Associates, P.C., as auditors, thereby replacing Feldman, Scherb & Co. In connection with the audits of the two fiscal years ended May 31, 1999 and the subsequent period through July 25, 2000, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     The reports of KPMG LLP on the Company's financial statements for each of the two fiscal years ended May 31, 1999 did not contain an adverse opinion, a disclaimer of opinion or qualification or modification as to audit scope or accounting principles. The reports did include an explanatory paragraph that described substantial doubt about the Company's ability to continue as a going concern.

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

     Feldman Sherb & Co., P.C. disagrees with the aforementioned statements, however in its response to the 8-K filing by the issuer Feldman Sherb stated that no dispute was raised.

     Effective May 9, 2001 Kirschner and Associates P.C resigned from the audit engagement. In connection with the audit for the fiscal year May 31, 2000, there were no disagreements with Kirschner and Associates P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     The audit report of Kirschner and Associates P.C. on the Company's financial statements for the year ended May 31, 2000 did not contain an adverse opinion, a disclaimer of opinion or qualification or modification as to audit scope or accounting principles. The report did include an explanatory paragraph that described substantial doubt about the Company's ability to continue as a going concern.

     On July 20, 2001 the Company engaged the firm of Israel and Ricardo Blanco C.P.A as auditors of record for the fiscal year May 31, 2001. The newly appointed firm was chosen for its geographical location as well as their familiarity with the Company as they have performed audit work on a wholly owned subsidiary.

                                    PART III

Items 10.  Directors and Officers of the Registrant.

     During the fiscal year 2001, there were the following directors, officers or beneficial owners of more than 10% of the company's equity securities:

                           Scott Schuster            Director, CEO
                           David Aksoy               Director
                           Randy Ragsdale            Director
                                       Frank Noori               Director, COO
                           Ricardo Gomez             Director
                           Javier Rivera             Director


EXECUTIVE OFFICERS

     The following table provides a summary of the Company's executive officers and directors as of May 31, 2001:

      Name                    Age                  Position Held
- --------------------- ---------- ------------------------------------------
Scott Schuster                 37      Chairman of the Board, CEO and Director
David Aksoy                    37      Director
Stephen Randy Ragsdale         35      Director
Frank Noori                    37      COO, and Director



     Scott A. Schuster, age 37, has served as Chairman of the Board, Chief Executive Officer, President and Director of Elite since its formation. Prior to the formation of the Company, Mr. Schuster ran an IT consulting practice. Mr. Schuster has over 12 years experience in the IT industry. He has worked on, or designed IT solutions for the United States Postal Service, Delta Airlines, the Southern Company (for the Atlanta Olympic Games of 1996), and many other Fortune 500 companies.

     David Aksoy, M.D., age 37, has served as Director at Elite since 1998. Dr. Aksoy also retains his physician's office where he has served as a general practitioner for the last seven years.

     Stephen Randy Ragsdale, serves as President of AMG. Mr. Ragsdale began AMG in 1995. Prior to joining Elite, he was president of a company marketing products in the telecommunications industry.

     Frank Noori, age 37, started IET in February 1992 and has served as President of IET since its inception. Mr. Noori graduated from Georgia State University with a Bachelor of Arts in Mathematics.

     Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities and Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended May 31, 2001, and (ii) Forms 5 and amendments thereto and/or written representations furnished to the Company by any director, officer or ten percent security holder of the Company (collectively, `Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended May 31, 2001, it has been determined that all of the above Reporting Persons are delinquent with respect to their reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 11.  Executive Compensation

                       Annual Compensation                Long Term   Compensation
                                                   Other  Restricted     Awards    Payouts
  Names and                                        Annual Securities  LT. Payouts  All Other
  Principal                                        Comp.    Stock      Underlying   Options
  Position       Year  Salary($)    Bonus ($)               ($)       Award(s)
- ----------- -------- ------------- -------------- ---------------   -------- ------------
Scott            2001  250,000*  1.5 Percent        0        0***       0            0
Schuster, CEO                       of Net**

Frank Noori,
COO              2001  150,000           0          0        0          0            0

Scott            2000  250,000*  1.5 Percent        0        0***       0            0
Schuster, CEO                       of Net**

Jason Kiszonak   1999  150,000           0          0        0          0            0

    Scott        1999  250,000   1.5 Percent        0        0          0            0
Schuster, CEO                         of Net





*Per Employment Agreement, but substantially waived salary during the year due to the financial condition of Company ** Per Employment Agreement, but no bonus paid *** Failed to exercise options during fiscal period

OPTIONS

     No options were granted during the fiscal year ended May 31, 2001.

EMPLOYMENT AGREEMENTS

     The company currently has employment agreements with Scott Schuster. The term of the contract is five years with a base salary of $250,000.00 annually and bonuses equal to 1.5 percent of the net profits of the company. During the past fiscal year, Schuster has waived a substantial portion of his salary in view of the company's financial condition. The employment agreements also provide for termination based on death, disability, voluntary resignation or material failure in performance and for severance payments upon termination under certain circumstances. The agreements contain certain provisions that will preclude each executive from competing with the Company for a period of two years from the date of termination of employment. The company has no stock option plans in place at this time. All Directors of the Company have employment agreements which depict various company benefits.

DIRECTORS COMPENSATION

     The company provides for compensation to each Board of Directors member in the amount 250,000 shares of common stock for each year served.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management


TITLE OF  NAME/ADDRESS OF       AMOUNT AND NATURE OF            PERCENT OF
STOCK         OWNER                 BENEFICIAL OWNER             CLASS
---------------------------      ------------------            --------------

 COMMON     Scott Schuster                 5,500,000                   8.9%
       5050 Oakbrook Parkway
            Suite 100
         Duluth GA 30093

COMMON     Jason Kiszonak                  3,500,000                   5.66%
       5050 Oakbrook Parkway
            Suite 100
         Duluth GA 30093

COMMON     David Aksoy                     1,681,250                   2.72%
       5050 Oakbrook Parkway
            Suite 100
         Duluth GA 30093

COMMON     Steve Kaye                   *  4,084,000                   6.61%
       5050 Oakbrook Parkway
            Suite 100
         Duluth GA 30093

COMMON     Randy Ragsdale                  2,435,000                   3.94%
       5050 Oakbrook Parkway
            Suite 100
         Duluth GA 30093

COMMON     Frank Noori                     4,500,000                   7.28%
       5050 Oakbrook Parkway
            Suite 100
         Duluth GA 30093



All Executive Officers and Directors as a Group:  (6 Persons)         17,200,250
* The company is disputing the entitlement of Mr. Kaye's interest regarding these shares.

ITEM 13.  Certain Relationships and Related Transactions.

     The company issued 2,000,000 shares to Scott Schuster as replacement for shares he placed as collateral on behalf of the company to receive funds pending certain financing. Mr. Schuster's loan with accrued interest as of May 31, 2001 and 2000 is $707,624 and $289,084, respectively.

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

3.    Exhibits

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION
---------------------------
1        Reports on Form 8-K incorporated by reference
------------------------------------------------------------------------------

2.1 Agreement dated June 24, 1998 by and among CONCAP, Inc., and Intuitive Technology Consultants, Inc. (Incorporated by Reference) 1

- ----------------------------------------------------------------------------

2.2 Purchase Agreement dated November 15, 1998, by and among CONCAP, Inc., and Troxtel Holding Company d/b/a Temporary Help Connection (Incorporated by Reference) 2

- ----------------------------------------------------------------------------

2.3 Purchase Agreement dated March 31, 1999 by and between CONCAP, Inc., and Elevation Strategic Partners, Inc., (Incorporated by Reference) 3

- ----------------------------------------------------------------------------

2.4 Agreement dated November 5, 1998 by and between Scott Schuster and Scanlan Music, Inc. (Incorporated by Reference)

- ----------------------------------------------------------------------------

2.4.1 Assignment Agreement dated November 9, 1998 by and between Scott Schuster and CONCAP, Inc. 4

- ----------------------------------------------------------------------------

2.5 Agreement dated April 1, 1999 by and between CONCAP, Inc. and Virtual Enterprise, Inc. (Incorporated by Reference) 7

- ----------------------------------------------------------------------------

3 Amendment to Articles of Incorporation of CONCAP, inc. dated April 22, 1996 -
----------------------------------------------------------------------------

10.1 Purchase Agreement with Ace Manufacturing Group, Inc.

- ----------------------------------------------------------------------------

10.2 Purchase Agreement with IET Startek of Georgia

- --------------------------------------------------------------------------- -
10.3 Purchase Agreement with AC Travel

- ----------------------------------------------------------------------------

10.4 Employment Agreement of Scott Schuster -
----------------------------------------------------------------------------

10.5 Employment Agreement of Randy Ragsdale -
----------------------------------------------------------------------------

10.6 Purchase Agreement with Icon Computer Parts, Inc. -
---------------------------------------------------------------------------

10.7 Purchase Agreement with WorldTouch Communications. -
---------------------------------------------------------------------------

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

(5) Included on the Signature page of this Annual Report

(6) Incorporated by reference from the Registrant's Current Report on Form 10-K filed September 15, 1999

(7) Incorporated by reference from the Registrant's Current Report on Form 10-KA filed September 29, 1999

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           May 31, 2001, 2000 and 1999

                    With Independent Auditors' Report Thereon






             Report of Independent Auditors                          2
             Consolidated Balance Sheets                             3
             Consolidated Statements of Operations                   4
             Consolidated Statements of Stockholders' Equity         5
             Consolidated Statements of Cash Flows                 6-7
             Notes to Consolidated Financial Statements           8-22





                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Elite Technologies, Inc., and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Elite Technologies, Inc. and subsidiaries (the "Company") as of May 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Elite Technologies, Inc. and Subsidiaries as of May 31, 2000, and for the years ended May 31, 2000 and 1999 were audited by other auditors whose reports dated November 9, 2000, except for Note 13(c) as to which the date is February 21, 2001, and August 25, 1999, respectively, on those statements included an explanatory paragraph that described the going concern uncertainty discussed in Note 1 to the financial statements.

     We conducted our audit in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Technologies, Inc. and Subsidiaries as of May 31, 2001, and the results of their operations and their cash flows for the year ended May 31, 2001, in conformity with generally accepted accounting principles of the United States of America.

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

/s/ Israel and Ricardo Blanco, C.P.A.
    August 17, 2001




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


Marietta, Georgia
November 9, 2000, except for Note 13 (c) as to which the date is February 21, 2001




                          Independent Auditors' Report


The Board of Directors and Stockholders
Elite Technologies, Inc.:

     We have audited the accompanying consolidated statements of operations, stockholders equity, and cash flows of Elite Technologies, Inc. and subsidiaries (the "Company") for the year ended May 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Elite Technologies, Inc. and subsidiaries for the year ended May 31, 1999, in conformity with generally accepted accounting principles.

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

/s/ KPMG LLP
Atlanta, Georgia
August 25, 1999






                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                              May 31, 2001 and 2000

Assets                                                           2001               2000
                                                                 ----               ----
Current assets:
Cash                                                            $80,450
--
Accounts receivable, less allowance for doubtful
accounts of $ 80,000 and $0 at May 31, 2001 and
May 31, 2000, respectively                                      639,979                --
Note receivable on convertible debt obligation                       --          $527,470
Receivable from officer                                         707,624           289,084
Inventory                                                       690,012                --
Other current assets                                                 --            30,000
                                                            -----------       -----------
Total current assets                                          2,118,065           846,554

Property and equipment, net                                     561,330            31,004
Excess of cost over net assets of businesses acquired,
less accumulated amortization of $ 1,259,876 and
$597,198 at May 31, 2001, and May 31, 2000, respectively      5,523,017         4,987,844
Other assets                                                     10,000             6,789
                                                            ------------    -------------
                                                             $8,212,412        $5,872,191
                                                            ============    =============
Liabilities and Stockholders' Equity
Current liabilities:
Cash overdrafts                                                $     --           $35,106
Notes payable                                                   213,537           112,895
Accounts payable                                                926,905           523,541
Accrued expenses                                                163,475           114,292
Federal payroll taxes payable                                   928,888           931,888
State payroll taxes payable                                     321,614           321,614
Reserve for acquisition                                       1,662,400               --
Income Taxes                                                     12,000               --
                                                            ------------    -------------
                                                              4,228,819         2,039,336
                                                            ------------    -------------
Long-term liabilities:
Notes payable                                                        --           100,000
Deferred rent expense                                                --
--
Convertible note payable                                      1,117,801         1,035,599
                                                            ------------   --------------
Total liabilities                                             5,346,620         3,174,935
                                                            ------------   --------------

Stockholders' equity:
Common stock, $.0001 par value; 500,000,000 shares
authorized; 61,812,434 and 34,275,720 issued and
outstanding at May 31, 2001 and 2000, respectively                6,181             3,427
Additional paid-in capital                                   43,963,877        35,206,634
Retained earnings (deficit)                                 (41,104,266)      (32,512,805)
                                                            -------------   --------------
                                                              2,865,792         2,697,256
                                                            -------------   --------------
                                                             $8,212,412        $5,872,191
                                                            =============  ===============


           See accompanying notes to consolidated financial statements

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Operations
                         Years Ended May 31, 2001, 2000 and 1999

                                                   2001            2000          1999
                                                   ----            ----          ----
Revenues - net                                 $13,268,877        $298,230     $1,937,317

Cost of Sales                                   11,194,532              --             --
Salaries, wages and benefits                       791,553         571,121      2,136,613
Stock based compensation                         2,859,444      10,751,765        827,431
Depreciation and amortization                    1,166,137         547,512        116,846
Other operating expenses                         1,161,671       1,481,216      1,527,500
Investment banking fees                          3,036,760      15,872,719        126,667
Write-off of assets                              1,528,824              --             --
                                             --------------  -------------- --------------

Operating loss                                 (8,470,044)    (28,926,103)     (2,797,740)

Interest expense                                    7,472          16,100              --
Interest income                                        --         (13,192)             --
Settlement on rescinded acquisition                    --           80,800             --
Other expenses, net                               101,945           66,036          90,624
                                            --------------   -------------- --------------


Loss before income taxes                       (8,579,461)     (29,075,847)    (2,888,364)

Income taxes                                      (12,000)              --             --
                                            --------------   -------------- --------------

Loss from continuing operations               $(8,591,461)    $(29,075,847)  $ (2,888,364)
                                            ==============   ==============  =============




Net Loss Per Share of Common
Stock:
Basic and Diluted:                                 ($0.24)          ($1.41)        ($0.26)
                                            ==============   ============== ==============


Weighted Average Number of
Common Shares Used In Calculating
Net Loss Per Share of Common
Stock :
Basic and Diluted                              35,138,193        20,631,704    11,150,355
                                            ==============   ============== ===============




           See accompanying notes to consolidated financial statements

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                     Years Ended May 31, 2001, 2000 and 1999

                                                  Additional    Retained   Stockholders'
                                 Common Stock      paid-in      earnings      equity
                               Shares     Amount    capital     (deficit)    (deficit)
                               ------     ------    -------     ---------    ---------
Balances at May 31, 1998     10,619,170   1,062     134,938     (548,594)     (412,594)

Issuance of common stock
in acquisitions                 850,000      85   1,649,915          --      1,650,000
Stock based compensation         --        --       827,431          --        827,431
Issuance of common stock
in private placements,
net of issuance costs of
approximately 50,000
shares and $352,000           1,102,500     110     852,390          --        852,500
Commitment to issue common
stock for investment
banking services                 --        --       126,667          --        126,667
Contributed capital from THC     --        --       289,277          --        289,277
Other capital contributed        --        --       114,700          --        114,700
Net loss                         --        --         --       (2,888,364)  (2,888,364)
                            ------------ ------   --------    ------------  -----------

Balances at May 31, 1999     12,571,670   1,257   3,995,318    (3,436,958)     559,617

Stock based compensation      6,962,500     696  10,751,069          --     10,751,765
Issuance of common stock in
acquisitions                  2,312,500     231   3,559,215          --      3,559,446
Issuance of common stock in
private placements              840,050      84     840,916          --        841,000
Issuance of common stock for
investment banking services  10,339,000   1,034  15,871,685          --     15,872,719
Issuance of common stock in
settlement of rescinded
acquisition                   1,250,000     125      80,675          --         80,800
Contributed capital from AMG     --         --      107,756          --        107,756
Net loss                         --         --         --     (29,075,847)  29,075,847)

                            ------------ -------  ----------  ------------  -----------
Balances at May 31, 2000     34,275,720  $3,427 $35,206,634  ($32,512,805)  $2,697,256


Stock based compensation      6,286,000     629   2,858,815          --      2,859,444
Issuance of common stock in
acquisitions                  5,185,000     518   1,935,150          --      1,935,668
Issuance of common stock in
private placements            3,300,000     330     927,795          --        928,125
Issuance of common stock for
investment banking services  12,765,714   1,277   3,035,483                  3,036,760
Net loss                                            --         (8,591,461)  (8,591,461)
                            ----------- -------  ----------   ------------  -----------
Balances at May 31, 2001     61,812,434  $6,181 $43,963,877  ($41,104,266)  $2,865,792
                            =========== =======  ==========   ============  ===========


           See accompanying notes to consolidated financial statements

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years Ended May 31, 2001, 2000 and 1999


                                            2001         2000          1999
                                            ----         ----          ----
Cash flows to operating activities:
Net loss                              ($8,591,461) ($29,075,847) ($2,888,364)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization            1,166,137       547,512      116,846
Provision for doubtful accounts             80,000            --           --
Stock based compensation                 2,859,444    10,751,765      827,431
Commitment to issue stock for investment
banking services                         3,036,760    15,872,719      126,667
Settlement of rescinded acquisition             --        80,800           --
Write down of assets                     1,528,824            --           --
Decrease (increase) in:
Accounts receivable                      (719,979)       285,309      (5,975)
Receivable from officers                 (418,540)            --           --
Inventory                                (690,011)            --           --
Unbilled revenues                                             --           --
Other assets                                26,789        38,798     (38,312)
Increase (decrease) in:
Accounts payable                           403,364       277,730      195,327
Federal payroll taxes payable              (3,000)       302,473      186,842
State payroll taxes payable                     --        70,437      161,367
Deferred rent expense                           --       (97,496)      55,910
Accrued expenses and other                  49,183        80,350       33,942
Income tax                                  12,000            --           --
                                        -----------    ---------- -----------
Net cash used in operating activities   (1,260,490)     (865,450) (1,228,319)
                                        -----------    ---------- -----------

Cash flows to investing activities:
Purchases of property and equipment       (371,952)            --     (7,922)
Acquisition of businesses                       --      (250,000)    (15,000)
Receivable from officers                        --       (73,501)   (130,584)
                                        -----------     ---------- -----------
Net cash used in investing                (371,952)      323,501)   (153,506)
                                        -----------     ---------- -----------

Cash flows from financing activities:


Proceeds from issuance of common stock           --      841,000     852,500
 Proceeds from issuance of long-term debt    82,202      608,129          --
Repayment of long-term debt                (100,000)     (68,000)         --
Advances from factoring company, net             --     (177,124)    (43,434)
Proceeds from (payment on) s/t notes        100,642       52,797
Other capital contributions                      --           --     114,700
Contributed capital                           2,754      107,756     289,277
Increase in cash overdrafts                 (35,106)    (175,607)    190,855
Increase (decrease) in payable            1,662,400           --     (22,073)
                                         -----------     --------- ----------
Net cash from financing activities        1,712,892     1,188,951   1,381,825
                                         -----------     --------- ----------

Net increase (decrease) in cash              80,450            --         --

Cash and Cash equivalents-beginning of year      --            --         --
                                           ----------   ---------- ---------

Cash end Cash equivalents-end of year       $80,450            --         --
                                           ==========   ========== =========


          See accompanying notes to consolidated financial statements

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years Ended May 31, 2001, 2000 and 1999


                                                2001        2000        1999
                                                ----        ----        ----

Supp. disclosures of cash flow information cash paid during the year for:

Interest                                        $7,472          --     $34,669
                                            =========== ======================

Income taxes                                        --          --           -
                                            =========== =========== ==========

Acquisition of businesses:
Fair value of assets acquired,               $3,903,302 $3,809,446  $1,790,903
Fair value of liabilities assumed               (5,752)         --    (90,903)
Promissory note issued                        (300,000)         --    (35,000)
Due to shareholders                         (1,662,400)         --          --
Fair value of c/s issued                    (1,935,150) (3,559,446)(1,650,000)
                                            ==========  =========== ==========
Net cash paid for acquisitions                      --    $250,000     $15,000
                                            ========== ============ ==========

Additional debt financing:
Note payable stockholder                            --      100,000         --
Convertible note payable                        82,202    1,035,559         --
less rec. on convertible debt                       --     (527,470)        --
                                            ==========  =========== ==========
Proceeds from issuances of LT debt              82,202     $608,129         --
                                            ==========  =========== ==========

                    ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 2001, 2000 and 1999



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

     Elite suspended these operations in April 2000 in connection with its acquisition of Ace Manufacturing Group, Ltd. (AMG). Subsequently, Elite acquired all the outstanding common stock of International Electronic Technology of Georgia, Inc. (IET) and Icon Computer Parts, Corp. (Icon) in June 2000 and February 2001, respectively. Also, the Company acquired the outstanding common stock of AC Travel, Inc. (ACT) in June 2000, a travel agency. The current composition of the core business is described in the Business Acquisitions Note to the consolidated financial statements.

     AMG designs, builds and markets an internet "pay by the minute" browser (kiosk) used primarily in hotels, airports, and entertainment establishments. Elite intends to utilize AMG to acquire additional companies to augment the internet kiosk business as marketed by AMG, including companies providing content, hardware and other related sectors of commerce.

     IET and Icon are engaged in the wholesale distribution of computer parts and assemblies throughout the United States, Latin America and Puerto Rico. Further marketing of the Internet kiosk will be done through these technology industry distribution channels.

b)   Basis of Financial Statements Presentation

     The consolidated financial statements include the accounts of Elite Technologies, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

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

     Business combinations, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. Relative to the Financial Accounting Standard Board (FASB) Standards number 141 and 142 issued after June 1, 2001, the Company has evaluated the recoverability of goodwill and such amounts with no discernable future benefits were written off.


                                 8 (Continued)


c)   Recognition of Revenues and Expenses

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

d)   Inventory

     Inventory is valued at cost, first in-first out method, not in excess of market. Inventory is substantially comprised of individual computer parts.

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

g)   Income Taxes

     The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax expense in 2001 resulted from profitable operations in other income tax jurisdictions, therefore, net operating loss carry forwards cannot be applied.

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

i)   Financial Instruments and Risk

     Based on their short maturities and interest rates estimated to be available to the Company, management has determined that the carrying values of all financial instruments approximate fair value at May 31, 2001 and 2000.

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

k)   Comprehensive Income

     On June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company has no "other comprehensive income" to report for the years ended May 31, 2001, 2000 and 1999.

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

     Options to purchase 4,000,000 and 2,250,000 shares of common stock at May 31, 2000 and 1999, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. Convertible note payable, if converted, would generate savings in interest costs of $84,000 and $82,848 in 2001 and 2000, respectively. The effect of the pro forma improvement in net loss exceeds the pro forma increase in the number of the shares. Accordingly, the loss per share of $0.24 and $1.41 rather than $0.09 and $1.38 in 2001 and 2000, respectively,is disclosed on the face of the Company's statement of operations, since the effect of the conversion would be antidilutive.

m)   Industry Segments

     The Company's operation with significant activity for the year ended May 31, 2001 was in the technology industry. Travel agency operations were marginal during the year. For the years ended May 31, 2000 and 1999 the core business was specific to IT staffing services.


                                 11 (Continued)


n)   Management's Plans

     The Company has incurred significant recurring operating losses at May 31, 2001 and carries a working capital and a retained earnings deficit which raises uncertainty about the Company's ability to continue as a going concern. Management's business philosophy is to increase market share by virtue of acquiring companies with inherent symmetry, autonomy and profitability.

     Management believes that this philosophy has been evidenced by the current acquisition of IET, Icon, AC Travel, Inc., and Ace Manufacturing Group, Ltd. Management is actively pursuing new debt and equity financing arrangements. In addition, controls on operating efficiency and effectiveness are being considered. Management is continually evaluating capital budgeting opportunities and the Company's overall profitability. However, any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

0)   Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Net cash overdrafts are included in liabilities section of the Company's balance sheet. Changes in cash overdrafts are shown in the financing section of the Company's statement of cash flows.


2.  FORMATION OF THE COMPANY

     Intuitive Technology Consultants, Inc. ("ITC") was incorporated on August 9, 1996. On June 2, 1997, Phoenix International Industries, Inc. ("Phoenix") acquired 100% of the outstanding shares of ITC by issuing 1,500,000 shares of restricted common stock valued at $320,000. During the period that ITC was owned by Phoenix, the former owner of ITC was sold to the ITC Acquisition Group Sub, LLC whose members consisted of the former owner of ITC and David Aksoy. As a result of the rescission, 100% of the common stock of ITC was delivered to the acquiring entity in exchange for the return of 1,413,000 Phoenix common shares, a cash payment of $60,000 and notes payable of $290,000 to Phoenix. The notes payable were to reimburse Phoenix for alleged inter-company amounts receivable from the Company. Under provisions of the purchase agreement, the notes payable have been reduced to $-0- due to misrepresentations and breaches of contract on the part of Phoenix. Pushdown accounting has not been applied to the acquisition of ITC by Phoenix or to the unwinding, because the transactions were not considered "arms-length" with third parties.

     On July 8, 1998, ITC was acquired in a reverse merger with Concap, Inc. ("Concap"). Former ITC shareholders received 7,200,000 shares of Concap common stock in exchange for all shares of ITC and gained control of Concap. Since ITC was a private operating company and Concap was a public shell company (i.e., public company with no operations), the merger was accounted for as if ITC was the acquirer. On April 30, 1999, the Company changed its name to Elite Technologies, Inc.

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

b)   Scanlan Music, Inc. ("Scanlan")

     Effective November 5, 1998, the Chairman of the Company acquired all of the issued and outstanding shares of Scanlan, a retail seller of musical instruments, in exchange for a promissory note of $35,000. On November 9, 1998, the Chairman assigned all rights, titles, and inventory of Scanlan as well as the promissory note to the Company. The acquisition was treated as being made by the Company using the purchase method of accounting and, accordingly, the net assets acquired have been recorded at their estimated fair market value at the date of acquisition. During the year ended May 31, 2001 management suspended operations of Scanlan Music, thus, any related accounts, including goodwill, were written off.


                                13 (Continued)

c)   Elevation Strategic Partners, Inc. ("Elevation")

     Effective March 31, 1999, the Company acquired all of the issued and outstanding shares of Elevation Strategic Partners, Inc. a Delaware company, in exchange for approximately 1,000,000 shares of the Company's common stock (valued at $1.50 per share) and the assumption of debt of approximately $50,000. Elevation is engaged in the business of incubating and growing technology and Internet based companies. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets acquired have been recorded at their estimated fair market value at the date of acquisition. Goodwill of approximately $1.550 million resulted from this March, 1999 transaction concurrent with the Company's issuance of 1,000,000 shares. During fiscal year ended May 31, 2000, an additional 62,500 shares were issued which correspondingly created goodwill of approximately $319,000. This transaction was instituted as a stock market hedge because of a declining market price of Elite Technologies, Inc., stock price. Effective May 31, 2001, management suspended operations of Elevation, thus, any related accounts, including goodwill, were written off.

d)   Virtual Enterprises, Inc. ("Virtual")

     Effective April 1, 1999, the Company acquired all of the issued and outstanding shares of Virtual, an internet portal that allows users to plan a wedding with links to various vendors in the industry, in exchange for 100,000 shares of the Company's common stock (valued at $1.50 per share) and the assumption of debt of approximately $41,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets acquired have been recorded at their estimated fair market value on the date of acquisition. Goodwill of approximately $190,000 resulted from this transaction. Effective May 31, 2001 management suspended operations of Virtual, thus, any related accounts, including goodwill, were written off.

e)   Ace Manufacturing Group, Ltd. ("AMG")

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

     F)   International Electronic Technology of Georgia, Inc. ("IET")

     On June 27, 2000 the Company entered into an agreement to acquire 100% of the outstanding shares of International Electronic Technology of Georgia, Inc., in Exchange for 1,185,000 shares of the Company's common stock. In August 2000, the Company issued the 1,185,000 shares of common stock called for in the agreement. This transaction was accounted for using the purchase method of accounting and resulting in goodwill in the amount of approximately $815,000.

g)   Icon Computer Parts, Corp. ("Icon")

     On February 15, 2001 the Company entered into an agreement to acquire 100% of the outstanding shares of Icon Computer Parts, Corp., in exchange for 2,000,000 Shares of the Company's common stock. Pursuant to the purchase agreement of Icon an adjustment to the original purchase price may occur if the trading price of Elite's Common stock falls below $1.00, one year post the original closing date, February 15, 2001. Reserve for aquisition amounting to $1,662,400 resulted from this event. Conversely, should the trading price be in excess of the aforementioned price, this payable will be removed entirely. This transaction was accounted for using the purchase method of accounting and resulted in goodwill in the amount of approximately $1,410,000.

h)   AC Travel, Inc.("ACT")

     On June 1, 2000 the Company entered into an agreement to acquire 100% of the outstanding shares of AC Travel, Inc. in exchange for 2,000,000 shares of the Company's common stock and $300,000 in cash. The Company has advanced $175,000 on the agreement. This transaction was accounted for using the purchase method of accounting and resulted in goodwill in the amount of approximately $1,065,000.

     The results of operations of the acquired companies have been included in the Company's consolidated statements of operations beginning on the following dates: Scanlon-November 5, 1998, Elevation-March 31,1999, Virtual-April 1, 1999, AMG-March 15,2000, AC Travel June 1, 2000, IET-June 27, 2000, and Icon-February 15, 2001.


                                 14 (Continued)
i)   Pro-Forma Financial Information


The unaudited pro forma results of operations of the Company for the year ended May 31, 2001 and 2000 as if the acquisition of IET, AC Travel, and Icon had been effective on June 1, 2000 and 1999 are summarized as follows:



                                                 2001              2000
                                              Unaudited          Unaudited
Revenues-net                                     17,879,877      10,109,225
Net loss applicable to common shareholders
                                                (8,241,461)    (18,775,847)
Basic E.P.S. (loss per share)                       ($0.23)         ($0.67)
Diluted E.P.S. (loss per share)                     ($0.23)         ($0.67)

The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the date indicated nor are they necessarily indicative of the results of future operations.





4.  ACCOUNTS RECEIVABLE

     An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover all potential credit losses including potential losses on receivables sold. The activity in the allowance for doubtful accounts for the four years ended May 31, 2001, 2000, 1999, and 1998 is as follows:

                                              Reductions
     Balance at                            taken against the       Balance at
      beginning           Charged                allowance           end of
      of period          to expense                                  period
     ----------    ------------------       ----------------    ----------------

1998        -0-              90,791                  (77,791)           13,000
1999     13,000             106,559                  (93,559)           26,000
2000     26,000                -0-                   (26,000)              -0-
2001        -0-              80,000                      -0-            80,000



5.       PAYROLL TAX LIABILITIES

     The amounts shown as due for federal and state payroll taxes payable on the Company's balance sheet are primarily amounts due from prior years and the first quarter of the year ended May 31, 2000. Management is meeting current payroll obligations and is pursuing a plan to fulfill its past obligations to federal and state governments.


                                 15 (Continued)


6. DEBT AGREEMENTS

   o Stockholders' Financing

     As of May 31, 2000, the Company's current liabilities include notes payable of $112,895. This debt was assumed in conjunction with the acquisitions of Elevation and Virtual and remains unpaid at May 31, 2001 and 2000, respectively. There are no note agreements establishing terms for repayment of these debts in as much as the debts were immediately payable pursuant to the relative stock acquisition agreement.

     As of May 31, 2000, the Company's long-term liabilities include $100,000 payable to a stockholder in the total amount of $100,000. Interest is being accrued at the applicable federal rate. The proceeds are payable on demand. Management's understanding of stockholder intentions is that no demand will be made within the current year.


    o Other Financing

     The Company's long-term liabilities also include $1,117,800 of 8% convertible debentures. The Company entered into a financing agreement with a lending source on March 27, 2000. The total financing package included an authorized issue of $3,000,000 of convertible debentures. Conversion into common stock was based on a formula of the lesser of $2.00 per share or 75% of market value.

     The original stated maturity date was March 31, 2001, with interest accruing quarterly. The initial financing phase was to have been for $2,000,000, out of a total of $3,000,000, and to have been separated into two distinct parts. The Company received the first part of approximately $508,000 during the year ended May 31, 2000. However, the second phase was not properly funded and escrowed.

     On June 29, 2001 the Company renegotiated the terms of the convertible debt, allowing for payment of the principle expiring on January 31, 2003. Also, at creditor's option, the outstanding principal amounts can be converted to common stocks at a maximum of 1/18 monthly and a discount price of 70% of the common stock market price at the redemption dates.



                                 16 (Continued)

7.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets, with estimated useful lives shown parenthetically:

                                                     2001                 2000
                                                     ----                 ----


Building (20 years)                                $375,000                 --
Computer equipment (3-5 years)                       85,301            $74,416
Purchased software (3-5 years)                       33,449             32,430
Furniture and fixtures (3-5 years)                  279,804             26,579
Vehicles           (3-5 years)                       37,087                 --
                                              -------------       ------------
                                                    810,641            133,425
                                              -------------       ------------
Less accumulated depreciation                       249,311            102,421
                                              -------------       ------------
                                                   $561,330            $31,004
                                              =============       ============



8.   OPERATING LEASES

     Lease expense for the year ended May 31, 2001, 2000, and 1999 was $117,287, $107,360, and $282,000, respectively. This space was utilized for office and warehouse purposes. Comparable amounts are expected to be incurred during 2002. The building, as denoted above, was purchased in January 2000; however was not an asset of the Company until the purchase of Icon which occurred on February 15, 2001. Occasionally, equipment is also leased on a short-term basis.


9.   RECEIVABLE FROM OFFICER

     The Company has made loans to a certain officer of the Company. These loans are to be evidenced by an employment agreement and are payable in not more than sixty monthly principal and interest installments starting with the first day of the month following the month in which the loan is made, with interest at the rate of three percent per year on the unpaid balance of the loan outstanding. In the event of default of any installment of principal and interest when due, the entire balance of principal and accrued interest becomes payable on demand.

     During the year ended May 31, 2001, the Company has extended additional borrowings to the officer. Management is electing to waive the current default restrictions at the present time. Subsequent to the date of these financial statements, the officer has repaid over half of the obligation, and management believes the remaining amount will be collected within one year. Accordingly, the entire receivable of $707,624 is classified as a current asset on the Company's May 31, 2001 balance sheet. Interest is accrued on the entire receivable at the applicable federal rate.

10.  Write-Down of Assets

     During the year ended May 31, 2001, the company adopted a plan to write down some assets whose future benefit was deemed to be non-recoverable. These amounts amounted to $1,528,824 and consisted primarily of goodwill which was written off amounting To $1,195,115.


                                 17 (Continued)


11.  INCOME TAXES

     The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 2001 and 2000 are estimated and presented as follows:


                                                 2001                     2000
                                                 ----                     ----
Deferred income tax assets:
Net operating loss carry forwards              $7,662,754           $3,196,911
Other, net                                         16,000              595,899
                                         ----------------      ---------------

Total gross deferred income tax assets          7,678,754            3,792,810

Less valuation allowance                        7,678,754            3,787,333
                                         ----------------      ---------------

Net deferred income tax assets                         --                5,477

Deferred income liability-                             --              (5,477)
                                         ----------------      ---------------

Net deferred income tax asset (liability)      $       --           $       --
                                         ================      ===============



     Deferred income tax assets as of May 31, 2001 have been fully offset by valuation allowances. The increase in the valuation allowance during the year ended May 31, 2001 and 2000 was $3,885,944 and $2,259,118 respectively. The valuation allowances have been established equal to the full amounts of the deferred tax assets net of deferred tax liabilities, since the Company is not assured that it is more likely than not that these benefits will be realized.

     At May 31, 2001, the Company had estimated operating loss carry forwards for income tax purposes of approximately $5,700,000 which are available to offset future federal and state taxable income, if any, through 2021. Due to the separate return limitation year rules of the consolidated return regulations, it is estimated that the use of approximately $943,000 of loss carry forwards is restricted. In addition, due to changes in the ownership of various members of the consolidated group, the use of an additional $468,000 of losses is restricted by virtue of Internal Revenue Code Section 382 limitations.


11.   STOCKHOLDERS' EQUITY

a)  Completion of Reverse Merger

     As a result of the reverse merger completed on July 8, 1998 (see note 2), the equity of the



                                 18 (Continued)


     Company reflects the historical equity of ITC retroactively restated to reflect the 7,200,000 Concap shares issued in the merger. In addition, the common stock and additional paid-in capital accounts have been adjusted to reflect the par value of the outstanding stock of Concap after giving effect to the shares issued in the merger.

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

     The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for stock options. The Company recognized compensation expense of approximately $827,000 in connection with options granted during the year ended May 31, 1999 as the exercise price was less than the market price of the stock on the date of grant. A summary of the status of the employment stock option plans at May 31, 2001, 2000, and 1999 and the changes during the years then ended is presented below:


                       2001         2000         1999               Weighted
                      Shares       Shares       Shares               Average
                    Underlying   Underlying   Underlying            Exercise
                     Options      Options      Options                Price
                  ------------   ----------   ----------           -----------

Beginning                   --    2,250,000          --                  $.10
Plus:Granted                --           --    2,250,000                  .10
Less:Forfeited              --   (2,250,000)         --                   .10
                  ------------   ----------   ----------           -----------

Outstanding,end
Of year             $       --          $--    2,250,000                  $--
                  ============   ==========   ==========           ===========



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

     In addition, the Company has a separate plan awarding stock based compensation. In June, 1999, the Company issued 612,500 shares of restricted common stock to six employees as an incentive for these employees to continue employment. In June, 1999, the Company also issued 300,000 shares of common stock to a consultant for future consulting services and issued 250,000 shares of common stock to a former ITC stockholder. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for this compensation. The Company recognized stock based compensation expense of $2,859,444, and $10,751,765, for the fiscal years ended May 31, 2001, and 2000, respectively.


c) Investor and Private Placement Activity

     In June and July 1998, a former officer of Concap purchased 400,000 shares of common stock of the Company for $200,000.

     In April, 1999, the Company entered an agreement to issue shares of the Company's common stock in exchange for investment banking services. The Company recorded expense and additional paid-in capital for the pro rata share of the fair value of services performed of $3,036,760 $15,872,719 and $126,667 for the years ended May 31, 2001, 2000, and 1999, respectively. The fair value of the total agreement was determined based on the fair value of shares of the Company's common stock committed to be issued as part of the agreement.

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

d)  Investing and Financing Transactions

    In June, 2000, the Company sold additional shares of its common stock in private placement offerings. Approximately 3,300,000 shares of common stock were sold at $0.28 per share.

    On June 27, 2000 the Company entered into an agreement to acquire 100% of the outstanding shares of International Electronic Technology of Georgia, Inc., in exchange for 1,185,000 shares of the Company's common stock. In August, 2000, the Company issued the 1,185,000 shares of common stock called for in the agreement.

    On June 1, 2000 the Company entered into an agreement to acquire 100% of the outstanding shares of AC Travel, Inc. in exchange for 2,000,000 shares of the Company's common stock and $300,000 in cash. The Company has advanced $175,000 on the agreement.


                                    20 (Continued)

e) Other Capital Contributions

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

12.      MAJOR CUSTOMERS


  For the year ended May 31, 2000 and 1999, two customers accounted for approximately 62% and 71% of total revenues and cash collections, respectively in both years. There were no customers during 2001 which the company had significant economic dependence.


13.    OTHER EVENTS AND CONTINGENCIES

a)    Contingencies

     The Company is involved in various claims and legal actions arising in the ordinary course of business. While the ultimate results and outcome cannot be determined, management does not expect that the ultimate disposition of these matters will have a material adverse effect on the Company's results of operations or financial position. Actions involving the Company include the following claims, all of which the Company intends to pursue vigorously.

     On November 27, 2000, a compliant was filed against the Company. This compliant was settled for approximately $19,700.

     On January 6, 2000 a compliant was filed against the Company alleging breach of contract in the amount of $10,000. The Company answered timely denying liability. It is impossible to ascertain the likelihood of success of either party on their claims and defenses.

     On June 1, 2000 a compliant was filed against the Company alleging breach of contract in the amount of approximately $24,000. The Company answered timely denying liability. It is impossible to ascertain the likelihood of success of either party on their claims and defenses.

     On June 26, 2000, a complaint was filed against the Company alleging breach of contract in the amount of $28,256. Counsel believes it is impossible to ascertain the likelihood of success of either party on their claims and defenses.

     In August 2001 the Company filed a suit against a former employee to enforce a settlement agreement which was mutually agreed upon at the time of termination.

b) Compliance Review

     Management received a compliance review letter from the United States Securities and Exchange Commission (SEC) dated November 20, 2000. The principal provisions of the letter involve interpretation of valuation practices of the Company's common stock issued subsequently to May 31, 1999 as seen by management and contrasted with the views of the Commission.

     Management believes a per share price established by a concurrent private placement of $1 per share, less discounts for restriction and volume, is the appropriate measure. The SEC mandated a price per share commensurate with that of freely trading shares as of the date of specific transaction with the application of significant limited discounts as the correct measure.

     The following schedule summarizes the major differences between management and the Commission as impacting the Company's financial position as of May 31, 2000, and the results of operations for the year then ended.

                                         Form 10-K and          Form 10-K/A and
                                      financial statements  financial statements
                                      as originally filed         as amended
                                     --------------------      ----------------
Stock based compensation                  $  904,125              $ 10,751,765
Depreciation and amortization
                                             437,622                   547,512
Investment banking fees                    1,481,250                15,872,719
Net loss                                  (4,726,848)              (29,075,847)
Loss per Share                                 (0.23)                    (1.41)

Goodwill, net of amortization
                                           2,609,609                 4,987,844
Total assets                               3,493,956                 5,872,191
Additional paid-in capital
                                           8,479,400                35,206,634

Retained earnings (deficit)
                                          (8,163,806)              (32,512,805)
Stockholders' equity                        319,021                  2,697,256



                                      21 (Continued)


c)   Acquisition of WorldTouch

     Subsequent to May 31, 2001 the Company acquired, in a stock for stock transaction, WorldTouch Communications. This transaction was accounted for utilizing the purchase method of accounting. This company just commenced operations and provides an integrated suite of high quality, low-cost international telecommunications services to large and small businesses, including voice-over IP (VolP), callback (call re-origination),prepaid calling cards, and prepaid cell phones. This acquisition falls outside the current acquisition strategy of the Company in that WorldTouch has just commenced operations and is a start-up company.


d)  Selected quarterly financial statement-Unaudited


Unaudited
Quarterly Financial Data
For the year ended May 31, 2001

                                                 1st                2nd               3rd                4th
                                                 ---                ---               ---                ---

Revenue                                      3,630,818           3,703,578          3,299,484          2,634,997
Operating income (loss)                    (2,116,631)           (645,396)           (36,457)        (4,142,736)
Income (loss) from continued
operations                                 (2,118,344)           (660,942)           (27,892)        (5,772,283)
Net income (loss)                          (2,118,344)           (660,942)          ( 27,892)        (5,784,283)

Net income (loss) per share                     (0.03)              (0.01)             (0.01)             (0.19)

Dividends declared                                  --                  --                 --                 --
Market price
High                                             $1.43               $0.59              $0.31              $0.27
Low                                              $0.31               $0.01              $0.01              $0.03






Unaudited
Quarterly Financial Data
For the year ended May 31, 2000

                                                1st                  2nd               3rd                 4th
                                                ---                  ---               ---                 ---

Revenue                                        377,997             400,013             60,000            (539,780)
Operating income (loss)                      (273,680)             180,556          (104,444)         (28,878,279)
                                                    --                  --                 --                   --
Net income (loss)                            (273,680)             180,556          (104,444)         (28,878,279)

                                                    --                  --                 --                   --
Net income (loss)per share                      (0.01)              (0.02)             (0.03)               (1.35)

Dividends declared                                  --                  --                 --                   --
Market price
High                                             $6.38               $3.88              $1.31                $2.75
Low                                              $3.25               $0.14              $0.13                $0.27



                                      22 (Concluded)




 Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 29, 2001            ELITE TECHNOLOGIES, INC.


                        By:/s/ Scott Schuster
                           ------------------
                        Name:  Scott Schuster
                        Title: Director, CEO

                        By:/s/ David Aksoy
                           ---------------
                        Name:  David Aksoy
                        Title: Director

                        By:/s/ Stephen Randy Ragsdale
                           --------------------------
                        Name:  Stephen Randy Ragsdale
                        Title: Director

                        By:/s/ Frank Noori
                           ---------------
                        Name:  Frank Noori
                        Title: Director, C00


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

- -----------------------------------------------------

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

                          Ace Manufacturing Group, Ltd.
                        S. Randy Ragsdale, Individually,
                                    Seller(s)






                                Table of Contents




1.       DEFINITIONS.
1
- ----------------------------------------------------------------------------

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


2.       TRANSFER OF SHARES; REIMBURSEMENT AMOUNT; CLOSING.
6
- ----------------------------------------------------------------------------


         2.1.                                                          SHARES.
           6
            2.2.                                                  BUYER'S STOCK.
           6
         2.3.                                                         CLOSING.
           6
         2.4.                                             CLOSING OBLIGATIONS.
           6

3.       REPRESENTATIONS AND WARRANTIES OF SELLER.
7
------------------------------------------------------------------------------

       3.1.                                    ORGANIZATION AND GOOD STANDING.
         7
       3.2.                                            AUTHORITY; NO CONFLICT.
         8
       3.3.                                                    CAPITALIZATION.
         9
       3.4.                                              FINANCIAL STATEMENTS.
         9
       3.5.                                                 BOOKS AND RECORDS.
         9
       3.6                                   TITLE TO PROPERTIES;ENCUMBRANCES.
         10
       3.7.                                        NO UNDISCLOSED LIABILITIES.
         10
       3.8.                                                             TAXES.
         11
       3.9.                                        NO MATERIAL ADVERSE CHANGE.
         11
       3.10.                                        EMPLOYEE BENEFITS MATTERS.
         11
       3.11.  COMPLIANCE WITH LEGAL REQUIREMENTS; GOVERNMENTAL AUTHORIZATIONS.
         12
       3.12.                                        LEGAL PROCEEDINGS; ORDERS.
         13
       3.13.                            ABSENCE OF CERTAIN CHANGES AND EVENTS.
         14
       3.14.                                           CONTRACTS; NO DEFAULTS.
         15
       3.15.                                                        INSURANCE.
         16
       3.16.                                            ENVIRONMENTAL MATTERS.
         17
       3.17.                                                 EMPLOYEE MATTERS.
         17
       3.18.                      INTELLECTUAL PROPERTY RIGHTS OF THE COMPANY.
         17
       3.19.                                                 CERTAIN PAYMENTS.
         19
       3.20.                                                       DISCLOSURE.
         20
       3.21.                                               BROKERS OR FINDERS.
         20


4.       REPRESENTATIONS AND WARRANTIES OF BUYER.
20

       4.1.                                    ORGANIZATION AND GOOD STANDING.
         20
       4.2.                                                         AUTHORITY.
         20
       4.3.                                                 INVESTMENT INTENT.
         20
       4.4.                                               CERTAIN PROCEEDINGS.
         21
       4.5.                                                BROKERS OR FINDERS.
         21


5.       COVENANTS OF SELLER PRIOR TO CLOSING DATE.
21
- ----------------------------------------------------------------------------


       5.1.                                          ACCESS AND INVESTIGATION.
         21
       5.2.                          OPERATION OF THE BUSINESS OF THE COMPANY.
         21
       5.3.                                                 NEGATIVE COVENANT.
         22
       5.4.                                                REQUIRED APPROVALS.
         22
       5.5.                                                      NOTIFICATION.
         22
       5.6.                                                    NO NEGOTIATION.
         22
       5.7.                                          CLOSING OF BANK ACCOUNTS.
         23


6.       COVENANTS OF BUYER PRIOR TO CLOSING DATE.
23
- ----------------------------------------------------------------------------

       6.1.             APPROVALS OF GOVERNMENTAL BODIES/THIRD PARTY CONSENTS.
         23
       6.2.                                          ACCESS AND INVESTIGATION.
         23
       6.3.                          OPERATION OF THE BUSINESS OF THE COMPANY.
         23
       6.4.                                                      NOTIFICATION.
         24


7.       CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE.
24
- ----------------------------------------------------------------------------


       7.1.                                       ACCURACY OF REPRESENTATIONS.
         24
       7.2.                                              SELLER'S PERFORMANCE.
         24
       7.3.                                                          CONSENTS.
         24
       7.4.                                              ADDITIONAL DOCUMENTS.
         24
       7.5.                                                    NO PROCEEDINGS.
         25
       7.6.               NO CLAIM REGARDING STOCK OWNERSHIP OR SALE PROCEEDS.
         25
       7.7.                                                    NO PROHIBITION.
         25
       7.8.                                              EMPLOYMENT AGREEMENT.
         25
       7.9.                                 REGISTRATION OF SHARES FOR SELLER.
         25


8.       CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE.
25
- ----------------------------------------------------------------------------

       8.1.                                       ACCURACY OF REPRESENTATIONS.
         25
       8.2.                                               BUYER'S PERFORMANCE.
         25
       8.3.                                                          CONSENTS.
         26
       8.4.                                              ADDITIONAL DOCUMENTS.
         26
       8.5.                                                     NO INJUNCTION.
         26


9.       TERMINATION.
26


       9.1.                                                TERMINATION EVENTS.
         26
       9.2.                                             EFFECT OF TERMINATION.
         27


10.      INDEMNIFICATION; REMEDIES.                                          27


       10.1.                                 AGREEMENT BY SELLER TO INDEMNIFY.
         27
       10.2.                                 AGREEMENTS BY BUYER TO INDEMNIFY.
         28
       10.3.                                  MATTERS INVOLVING THIRD PARTIES.
         29


11.      POST-CLOSING AGREEMENTS.
30
- ----------------------------------------------------------------------------


       11.1.                                         CONSISTENCY IN REPORTING.
         30


12.      GENERAL PROVISIONS.
30
- ----------------------------------------------------------------------------


       12.1.                                                         EXPENSES.
         30
       12.2.                                             PUBLIC ANNOUNCEMENTS.
         30
       12.3.                                                  CONFIDENTIALITY.
         30
       12.4.                                                          NOTICES.
         31
       12.5.                                 JURISDICTION; SERVICE OF PROCESS.
         32
       12.6.                                               FURTHER ASSURANCES.
         32
       12.7.                                                           WAIVER.
         32
       12.8.                                ENTIRE AGREEMENT AND MODIFICATION.
         32
       12.9.                                              DISCLOSURE SCHEDULE.
         33
       12.10.               ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS.
         33
       12.11.                                                    SEVERABILITY.
         33
       12.12.                                  SECTION HEADINGS; CONSTRUCTION.
         33
       12.13.                                                 TIME OF ESSENCE.
         33
       12.14.                                                   GOVERNING LAW.
         33
       12.15.                                                    COUNTERPARTS.
         33

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

                  D.       Multi-national organization or body; or

                  E.   Body    exercising,    or   entitled   to    exercise,
any    administrative,    executive,judicial, legislative, police, regulatory,
or taxing authority or power of any nature.

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

         Closing Obligations.  At the Closing:
         -------------------

                  A.       Seller will deliver to Buyer:

                         (i) Certificates. Certificates representing the Shares,
                    duly endorsed (or accompanied by duly executed stock powers) for transfer to Buyer;

                         (ii) Good Standing Certificate. Seller shall have
                    delivered to Buyer a certificate evidencing the good standing of the Company as of a recent practicable date;

                         (iii) Certificate. A certificate substantially in the
                    form of Exhibit A hereto, executed by Seller representing and warranting to Buyer that each of Seller's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date (giving full effect to any supplements to the Disclosure Schedule that were delivered by Seller to Buyer prior to the Closing Date in accordance with Section 5.5.); and

                         (iv) Mutual Release. Seller shall have delivered to
                    Buyer a mutual release, executed by Seller, substantially in the form of Exhibit B to be attached at closing

                         (v) All Corporate records, organizational documents,
                    minutes of Board of Director and Shareholder meetings and corporate seal.

                  B.       Buyer will deliver to Seller:

                         (i) Certificates. Certificates representing Buyer's
                    Stock, duly endorsed (or accompanied by duly executed stock powers) for transfer to Seller, or a Board of Directors resolution signifying the order of the transfer of shares to Seller to be effectuated immediately, without delay;

                         (ii) Certificate. A certificate in the form of Exhibit
                    C hereto executed by Buyer to the effect that, except as otherwise stated in such certificate, each of Buyer's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date; and

                         (iii) Mutual Release. Buyer shall have delivered to
                    Seller a Mutual Release, executed by Buyer, substantially in the form of Exhibit B to be attached at closing.

- -----------------------------------
REPRESENTATIONS AND WARRANTIES OF SELLER.

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

         Financial Statements. Seller shall deliver to Buyer, at closing date to be attached as Schedule 3.4:
               ------------

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

                         B. To the Knowledge of Seller, such Plan has been
                    administered and operated in substantial compliance with, and has been amended to comply with all applicable laws, rules, and regulations, including, without limitation, ERISA, the Internal Revenue Code, and the regulations issued underERISA and the Internal Revenue Code;

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

                         E. On the Closing Date such Plan will be fully funded
                    in an amount sufficient to pay all liabilities accrued (including liabilities and obligations for health care, life insurance and other benefits after termination of employment) and claims incurred to the Closing Date, or adequate reserves will be set up on the Company's books and records, or paid-up insurance will be provided, therefore; and

                         F. Such Plan has been administrated and operated only
                    in the ordinary and usual course and in accordance with its terms, and there has not been in the year prior hereto any increase in the liabilities of such Plan beyond increases typically experienced by employers similar to the Company.

         Compliance With Legal Requirements; Governmental Authorizations.
         ---------------------------------------------------------------

        A.      Except as set forth in Schedule 3.11 of the Disclosure Schedule:

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

                  B. Schedule 3.11 Except as set forth in Schedule 3.11 of the Disclosure Schedule:

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

         Legal Proceedings; Orders.
         -------------------------

                  A. Except as set forth in Schedule 3.12 of the Disclosure Schedule, there is no pending Proceeding:

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

        B.  Except as  set  forth in Schedule  3.12 of  the Disclosure Schedule:


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

        C.  Except as set  forth in  Schedule  3.12 of the  Disclosure Schedule:


                         (i) Seller is, and at all times since January, 1996,
                    has been, in full compliance with all of the terms and requirements of each Order to which it, or any of the assets owned or used by it, is or has been subject;

(ii) No event has occurred or circumstance exists that may constitute or result in (with or without notice or lapse of time) a violation of or failure to comply with any term or requirement of any Order to which Seller, or any of the assets owned or used by Seller, is subject; and Seller has not received, at any time since January, 1996, any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding any actual, alleged, possible, or potential violation of, or failure to comply with, any term or requirement of any Order to which the Company, or any of the assets owned or used by the Company, is or has been subject.

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

                  A.  Except as set forth in Schedule  3.17(A) of the Disclosure
Schedule:


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

                  B. Except as set forth in Schedule 3.17 (B) of the Disclosure Schedule, each material Contract is in full force and effect and is valid and enforceable in accordance with its terms.

        C.  Except as set forth in Schedule 3.17(C)  of the Disclosure Schedule:


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

        B. Except as set forth on Schedule  3.15(B)  of the Disclosure Schedule:


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

         Intellectual Property Rights of the Company.
         -------------------------------------------

                  A. Definitions. As used in this Agreement, and in addition to any other terms defined in this Agreement, the following terms shall have the following meanings.

                    (i) "Software" means any computer program, operating system, applications system, firmware or software of any nature, whether operational, under development or inactive, including all object code, source code, technical manuals, compilation procedures, execution procedures, flow charts, programmers notes, user manuals and other documentation thereof, whether in machine-readable form, programming language or any other language or symbols and whether stored, encoded, recorded or written on disk, tape, film, memory device, paper or other media of any nature.

                    (ii) "Owned Software" means all Software owned by the
               Company, whether purchased from a third party, developed by or on behalf of the Company, currently under development or otherwise.

                    (iii) "Customer Software" means all Software, other than the
               Owned Software, that is, directly or through Distributors, either
               (x) offered or provided to customers of the Company or (y) used by the Company to provide information or services to customers of the Company for a fee.

                    (iv) "Seller Software" means the Owned Software and the
               Customer Software.

                    (v) "Other Software" means all Software, other than the
               Company's Software, that is licensed by the Company from third parties or otherwise used by the Company for any purpose whatsoever.

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

                  B.       Ownership and Right to License.
                           ------------------------------

                         (i) Except as set forth in Schedule 3.18 of the
                    Disclosure Schedule, to the Knowledge of the Seller, at all times since January, 1996, Seller has good and marketable title to the Owned Software and Intangibles attributable to the Owned Software, and have the full right to use all of the Customer Software and Other Software, and Intangibles attributable thereto, as used or required to operate Seller's businesses as currently conducted and as contemplated in the future in accordance with Seller's written business plans, free and clear of any liens, claims, charges or encumbrances which would affect the use of such Software in connection with the operation of Seller's business as currently conducted and as contemplated in the future in accordance with Seller's written business plans.

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

         Certain Payments. Since January, 1996, neither Seller nor any director, officer, agent, or employee of the Company, nor to Seller's Knowledge any other Person associated with or acting for or on behalf of Seller, has directly or indirectly:

                  A. Made any contribution, gift, bribe, rebate, payoff, influence payment, kickback, or other payment to any Person, private or public, regardless of form, whether in money, property, or services (i) to obtain favorable treatment in securing business; (ii) to pay for favorable treatment for business secured; (iii) to obtain special concessions or for special concessions already obtained, for or in respect of the Company or any affiliate of the Company or (iv) in violation of any Legal Requirement.

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

         Investment  Intent.   Buyer  is  acquiring  the  Shares  for  its  own
account  and  not  with  a  view  to their  distribution within the meaning of
Section 2 (11) of the Securities Act.

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

     Access and Investigation. Between the date of this Agreement and the Closing Date, Seller will, and will cause the Company and its Representatives to:

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

         Closing of Bank Accounts. Seller shall cause the closing of all Company bank accounts for which Seller, or its officers and directors, have sole signature authority.

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

         Access and Investigation. Between the date of this Agreement and the Closing Date, Buyer will, and will cause its Representatives to:

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

         Consents. Each of the Consents identified in Schedule 3.2 of the Disclosure Schedule must have been obtained and must be in full force and effect.

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

         Employment Agreement. On or before the Closing Date, Seller(s) shall have entered into an employment agreement with Buyer.

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

     Consents. Each of the Consents identified in Schedule 3.2 of the Disclosure Schedule must have been obtained and must be in full force and effect.

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

         Seller may terminate this Agreement, and 100% of the stock of Seller shall be returned. Seller shall return 100% of the stock of Buyer. Provision 9.2 of this Agreement shall immediately take effect.

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

     Time of Essence. With regard to all dates and time periods set forth or referred to in this Agreement, time is of the essence.

     Governing Law. This Agreement will be governed by the laws of the State of Georgia without regard to conflicts of laws principles.

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
         6
       1.38.                                                      "THREATENED"
         6


2.       TRANSFER OF SHARES; REIMBURSEMENT AMOUNT; CLOSING.                   6
- ------------------------------------------------------------------------------


       2.1.                                                            SHARES.
         6
       2.2.                                                     BUYER'S STOCK.
         6
       2.3.                                                           CLOSING.
         6
       2.4.                                               CLOSING OBLIGATIONS.
         6


3.       REPRESENTATIONS AND WARRANTIES OF SELLER.                            7
- ----------------------------------------------------------------------------

       3.1.                                    ORGANIZATION AND GOOD STANDING.
         7
       3.2.                                            AUTHORITY; NO CONFLICT.
         8
       3.3.                                                    CAPITALIZATION.
         9
       3.4.                                              FINANCIAL STATEMENTS.
         9
       3.5.                                                 BOOKS AND RECORDS.
         10
       3.6.                                 TITLE TO PROPERTIES; ENCUMBRANCES.
         10
       3.7.                                        NO UNDISCLOSED LIABILITIES.
         11
       3.8.                                                             TAXES.
         11
       3.9.                                        NO MATERIAL ADVERSE CHANGE.
         11
       3.10.                                        EMPLOYEE BENEFITS MATTERS.
         11
       3.11.  COMPLIANCE WITH LEGAL REQUIREMENTS; GOVERNMENTAL AUTHORIZATIONS.
         12
       3.12.                                        LEGAL PROCEEDINGS; ORDERS.
         13
       3.13.                            ABSENCE OF CERTAIN CHANGES AND EVENTS.
         14.
       3.14.                                           CONTRACTS; NO DEFAULTS.
         15
       3.15.                                                        INSURANCE.
         17
       3.16.                                            ENVIRONMENTAL MATTERS.
         18
       3.17.                                                 EMPLOYEE MATTERS.
         18
       3.18.                      INTELLECTUAL PROPERTY RIGHTS OF THE COMPANY.
         18
       3.19.                                                 CERTAIN PAYMENTS.
        20
       3.20.                                                       DISCLOSURE.
         20
       3.21.                                               BROKERS OR FINDERS.
         21


4.       REPRESENTATIONS AND WARRANTIES OF BUYER.                            21

       4.1.                                    ORGANIZATION AND GOOD STANDING.
         21
       4.2.                                                         AUTHORITY.
         21
       4.3.                                                 INVESTMENT INTENT.
         21
       4.4.                                               CERTAIN PROCEEDINGS.
         21
       4.5.                                                BROKERS OR FINDERS.
         21


5.       COVENANTS OF SELLER PRIOR TO CLOSING DATE.                          22


       5.1.                                          ACCESS AND INVESTIGATION.
         22
       5.2.                          OPERATION OF THE BUSINESS OF THE COMPANY.
         22
       5.3.                                                 NEGATIVE COVENANT.
         22
       5.4.                                                REQUIRED APPROVALS.
         22
       5.5.                                                      NOTIFICATION.
         23
       5.6.                                                    NO NEGOTIATION.
         23
       5.7.                                          CLOSING OF BANK ACCOUNTS.
         23


6.       COVENANTS OF BUYER PRIOR TO CLOSING DATE.                           23


       6.1.             APPROVALS OF GOVERNMENTAL BODIES/THIRD PARTY CONSENTS.
         23
       6.2.                                          ACCESS AND INVESTIGATION.
         24
       6.3.                          OPERATION OF THE BUSINESS OF THE COMPANY.
         24
       6.4.                                                      NOTIFICATION.
         24


7.       CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE.                24


       7.1.                                       ACCURACY OF REPRESENTATIONS.
         24
       7.2.                                              SELLER'S PERFORMANCE.
         25
       7.3.                                                          CONSENTS.
         25
       7.4.                                              ADDITIONAL DOCUMENTS.
         25
       7.5.                                                    NO PROCEEDINGS.
         25
       7.6.               NO CLAIM REGARDING STOCK OWNERSHIP OR SALE PROCEEDS.
         25
       7.7.                                                    NO PROHIBITION.
         25
       7.8.                                              EMPLOYMENT AGREEMENT.
         26
       7.9.                                 REGISTRATION OF SHARES FOR SELLER.
         26


8.       CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE.               26


       8.1.                                       ACCURACY OF REPRESENTATIONS.
         26
       8.2.                                               BUYER'S PERFORMANCE.
         26
       8.3.                                                          CONSENTS.
         26
       8.4.                                              ADDITIONAL DOCUMENTS.
         26
       8.5.                                                     NO INJUNCTION.
       26


9.       TERMINATION.                                                        27

       9.1.                                                TERMINATION EVENTS.
         27
       9.2.                                             EFFECT OF TERMINATION.
         27


10.      INDEMNIFICATION; REMEDIES.                                          27


       10.1.                                 AGREEMENT BY SELLER TO INDEMNIFY.
         27
       10.2.                                 AGREEMENTS BY BUYER TO INDEMNIFY.
         29
       10.3.                                  MATTERS INVOLVING THIRD PARTIES.
         29


11.      POST-CLOSING AGREEMENTS.                                            30


       11.1.                                         CONSISTENCY IN REPORTING.
         30


12.      GENERAL PROVISIONS.                                                 31


       12.1.                                                         EXPENSES.
         31
       12.2.                                             PUBLIC ANNOUNCEMENTS.
         31
       12.3.                                                  CONFIDENTIALITY.
         31
       12.4.                                                          NOTICES.
         32
       12.5.                                 JURISDICTION; SERVICE OF PROCESS.
         32
       12.6.                                               FURTHER ASSURANCES.
         32
       12.7.                                                           WAIVER.
         33
       12.8.                                ENTIRE AGREEMENT AND MODIFICATION.
         33
       12.9.                                              DISCLOSURE SCHEDULE.
         33
       12.10.               ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS.
         33
       12.11.                                                    SEVERABILITY.
         34
       12.12.                                  SECTION HEADINGS; CONSTRUCTION.
         34
       12.13.                                                 TIME OF ESSENCE.
         34
       12.14.                                                   GOVERNING LAW.
         34
       12.15.                                                    COUNTERPARTS.

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

         2.4.     Closing Obligations.  At the Closing:
                  A.       Seller will deliver to Buyer:

                         (i) Certificates. Certificates representing the Shares,
                    duly endorsed (or accompanied by duly executed stock powers) for transfer to Buyer;

                         (ii) Good Standing Certificate. Seller shall have
                    delivered to Buyer a certificate evidencing the good standing of the Company as of a recent practicable date;

                         (iii) Certificate. A certificate substantially in the
                    form of Exhibit A hereto, executed by Seller representing and warranting to Buyer that each of Seller's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date (giving full effect to any supplements to the Disclosure Schedule that were delivered by Seller to Buyer prior to the Closing Date in accordance with Section 5.5.); and (iv) Mutual Release. Seller shall have delivered to Buyer a mutual release, executed by Seller, substantially in the form of Exhibit B to be attached at closing -
 -----------------------------------
                    (v) All Corporate records, organzational documents, minutes of Board of Director and Shareholder meetings and corporate seal.

                  B.       Buyer will deliver to Seller:

          (i) Certificates. Certificates representing Buyer's Stock, duly endorsed (or accompanied by duly executed stock powers) for transfer to Seller, or a Board of Directors resolution signifying the order of the transfer of shares to Seller to be effectuated immediately, without delay;

          (ii) (ii) Certificate. A certificate in the form of ----------- Exhibit C hereto executed by Buyer to the effect that, except as otherwise --------- stated in such certificate, each of Buyer's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date; and

          (iii) Mutual Release. Buyer shall have delivered to Seller a Mutual Release, executed by Buyer, substantially in the form of Exhibit B to be attached at closing.

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

     3.3. Capitalization. The authorized equity securities of the Company consist of 1,000,000 shares of common stock, .01 par value per share, of which 1,000,000 shares are issued and outstanding and constitute the Shares.

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

     3.4. Financial Statements. Seller shall deliver to Buyer, at closing date to be attached as Schedule 3.4: A. Unaudited balance sheets of Seller as of May, 2000, and as of, together with the related statements of income, changes in stockholder equity and cash flow (collectively, the "Financial Statements") for the periods referred to in such financial statements.

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

         3.11.  Compliance With Legal Requirements; Governmental Authorizations.
                ---------------------------------------------------------------

                  A.       Except  as  set  forth  in  Schedule   3.11  of
the Disclosure Schedule:

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

                  B. Schedule 3.11 Except as set forth in Schedule 3.11 of the Disclosure Schedule:

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

     3.12. Legal Proceedings; Orders. -------------------------

               A. Except as set forth in Schedule 3.12 of the Disclosure Schedule, there is no pending Proceeding:

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

                  B. Except as set forth in Schedule 3.12 of the Disclosure Schedule:

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

     C. Except as set forth in Schedule 3.12 of the Disclosure Schedule:

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

                  A. Except as set  forth in  Schedule 3.17(A) of the Disclosure
Schedule:


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

                  B. Except as set forth in Schedule 3.17(B) of the Disclosure Schedule, each material Contract is in full force and effect and is valid and enforceable in accordance with its terms.

                  C.  Except as set  forth in Schedule 3.17(C) of the Disclosure
Schedule:

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

       B.  Except as set forth on Schedule  3.15(B) of the Disclosure Schedule:

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

         3.18.    Intellectual Property Rights of the Company.
                  -------------------------------------------

                  A.   Definitions.   As   used  in  this   Agreement,   and  in
addition   to  any   other   terms defined in this Agreement, the following
terms shall have the following meanings.

                    (i) "Software" means any computer program, operating system, applications system, firmware or software of any nature, whether operational, under development or inactive, including all object code, source code, technical manuals, compilation procedures, execution procedures, flow charts, programmers notes, user manuals and other documentation thereof, whether in machine-readable form, programming language or any other language or symbols and whether stored, encoded, recorded or written on disk, tape, film, memory device, paper or other media of any nature.

                    (ii) "Owned Software" means all Software owned by the
               Company, whether purchased from a third party, developed by or on behalf of the Company, currently under development or otherwise.

                    (iii) "Customer Software" means all Software, other than the
               Owned Software, that is, directly or through Distributors, either
               (x) offered or provided to customers of the Company or (y) used by the Company to provide information or services to customers of the Company for a fee.

                    (iv) "Seller Software" means the Owned Software and the
               Customer Software.

                    (v) "Other Software" means all Software, other than the
               Company's Software, that is licensed by the Company from third parties or otherwise used by the Company for any purpose whatsoever.

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

                  B.       Ownership and Right to License.
                           ------------------------------

                    (i) Except as set forth in Schedule 3.18 of the Disclosure
               Schedule, to the Knowledge of the Seller, at all times since January, 1996, Seller has good and marketable title to the Owned Software and Intangibles attributable to the Owned Software, and have the full right to use all of the Customer Software and Other Software, and Intangibles attributable thereto, as used or required to operate Seller's businesses as currently conducted and as contemplated in the future in accordance with Seller's written business plans, free and clear of any liens, claims, charges or encumbrances which would affect the use of such Software in connection with the operation of Seller's business as currently conducted and as contemplated in the future in accordance with Seller's written business plans.

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

     4.3. Investment Intent. Buyer is acquiring the Shares for its own account and not with a view to their distribution within the meaning of Section 2(11) of the Securities Act.

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

5.       COVENANTS OF SELLER PRIOR TO CLOSING DATE.

     5.1. Access and Investigation. Between the date of this Agreement and the Closing Date, Seller will, and will cause the Company and its Representatives to:

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

     5.7. Closing of Bank Accounts. Seller shall cause the closing of all Company bank accounts for which Seller, or its officers and directors, have sole signature authority.

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

     6.2. Access and Investigation. Between the date of this Agreement and the Closing Date, Buyer will, and will cause its Representatives to:

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

     7.3. Consents. Each of the Consents identified in Schedule 3.2 of the Disclosure Schedule must have been obtained and must be in full force and effect.

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

         7.8. Employment Agreement. On or before the Closing Date, Seller(s) shall have entered into an employment agreement with Buyer.

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

     8.3. Consents. Each of the Consents identified in Schedule 3.2 of the Disclosure Schedule must have been obtained and must be in full force and effect.

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

     8.5. No Injunction. There must not be in effect any Legal Requirement or any injunction or other Order that (i) prohibits the sale of the Shares by Seller to Buyer and (ii) has been adopted or issued, or has otherwise become effective, since the date of this Agreement. 8.6. 8.6 Employment Agreements. Buyer and Frank Noori shall enter into an Employment Agreement, in a form to be mutually agreed by the parties.

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

     12.13. Time of Essence. With regard to all dates and time periods set forth or referred to in this Agreement, time is of the essence.

     12.14. Governing Law. This Agreement will be governed by the laws of the State of Georgia without regard to conflicts of laws principles.

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
         6
       1.38.                                                      "THREATENED"
         6


2.       TRANSFER OF SHARES; REIMBURSEMENT AMOUNT; CLOSING.                   6
- ------------------------------------------------------------------------------


       2.1.                                                            SHARES.
         ----                                                             ------
         6
       2.2.                                                     BUYER'S STOCK.
         ----                                                      -------------
         6
       2.3.                                                           CLOSING.
         ----                                                            -------
         6
       2.4.                                               CLOSING OBLIGATIONS.
         7


3.       REPRESENTATIONS AND WARRANTIES OF SELLER.                            7

       3.1.                                    ORGANIZATION AND GOOD STANDING.
         7
       3.2.                                            AUTHORITY; NO CONFLICT.
         8
       3.3.                                                    CAPITALIZATION.
         9
       3.4.                                              FINANCIAL STATEMENTS.
         9
       3.5.                                                 BOOKS AND RECORDS.
         10
       3.6.                                 TITLE TO PROPERTIES; ENCUMBRANCES.
         10
       3.7.                                        NO UNDISCLOSED LIABILITIES.
         11
       3.8.                                                             TAXES.
         11
       3.9.                                        NO MATERIAL ADVERSE CHANGE.
         11
       3.10.                                        EMPLOYEE BENEFITS MATTERS.
         11
       3.11.  COMPLIANCE WITH LEGAL REQUIREMENTS; GOVERNMENTAL AUTHORIZATIONS.
         12
       3.12.                                        LEGAL PROCEEDINGS; ORDERS.
         14
       3.13.                            ABSENCE OF CERTAIN CHANGES AND EVENTS.
         15
       3.14.                                           CONTRACTS; NO DEFAULTS.
         15
       3.15.                                                        INSURANCE.
         17
       3.16.                                            ENVIRONMENTAL MATTERS.
         18
       3.17.                                                 EMPLOYEE MATTERS.
         18
       3.18.                      INTELLECTUAL PROPERTY RIGHTS OF THE COMPANY.
         18
       3.19.                                                 CERTAIN PAYMENTS.
         20
       3.20.                                                       DISCLOSURE.
         20
       3.21.                                               BROKERS OR FINDERS.
         21


4.       REPRESENTATIONS AND WARRANTIES OF BUYER.                            21

       4.1.                                    ORGANIZATION AND GOOD STANDING.
         21
       4.2.                                                         AUTHORITY.
         21
       4.3.                                                 INVESTMENT INTENT.
         21
       4.4.                                               CERTAIN PROCEEDINGS.
         21
       4.5.                                                BROKERS OR FINDERS.
         21


5.       COVENANTS OF SELLER PRIOR TO CLOSING DATE.                          22
- ------------------------------------------------------------------------------


       5.1.                                          ACCESS AND INVESTIGATION.
         22
       5.2.                          OPERATION OF THE BUSINESS OF THE COMPANY.
         22
       5.3.                                                 NEGATIVE COVENANT.
         22
       5.4.                                                REQUIRED APPROVALS.
         22
       5.5.                                                      NOTIFICATION.
         23
       5.6.                                                    NO NEGOTIATION.
         23
       5.7.                                          CLOSING OF BANK ACCOUNTS.
         23


6.       COVENANTS OF BUYER PRIOR TO CLOSING DATE.                           23


       6.1.             APPROVALS OF GOVERNMENTAL BODIES/THIRD PARTY CONSENTS.
         23
       6.2.                                          ACCESS AND INVESTIGATION.
         24
       6.3.                          OPERATION OF THE BUSINESS OF THE COMPANY.
         24
       6.4.                                                      NOTIFICATION.
         24


7.       CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE.                24


       7.1.                                       ACCURACY OF REPRESENTATIONS.
         24
       7.2.                                              SELLER'S PERFORMANCE.
         25
       7.3.                                                          CONSENTS.
         25
       7.4.                                              ADDITIONAL DOCUMENTS.
         25
       7.5.                                                    NO PROCEEDINGS.
         25
       7.6.               NO CLAIM REGARDING STOCK OWNERSHIP OR SALE PROCEEDS.
         25
       7.7.                                                    NO PROHIBITION.
         26
       7.8.                                              EMPLOYMENT AGREEMENT.
         26
       7.9.                                 REGISTRATION OF SHARES FOR SELLER.


8.       CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE.                1
- ----------------------------------------------------------------------------


       8.1.                                       ACCURACY OF REPRESENTATIONS.
         1
       8.2.                                               BUYER'S PERFORMANCE.
         1
       8.3.                                                          CONSENTS.
         1
       8.4.                                              ADDITIONAL DOCUMENTS.
         1
       8.5.                                                     NO INJUNCTION.
         1


9.       TERMINATION.                                                         1


       9.1.                                                TERMINATION EVENTS.
         1
       9.2.                                             EFFECT OF TERMINATION.
         1


10.      INDEMNIFICATION; REMEDIES.                                           1



       10.1.                                 AGREEMENT BY SELLER TO INDEMNIFY.
         1
       10.2.                                 AGREEMENTS BY BUYER TO INDEMNIFY.
         1
       10.3.                                  MATTERS INVOLVING THIRD PARTIES.
         1


11.      POST-CLOSING AGREEMENTS.                                             1


       11.1.                                         CONSISTENCY IN REPORTING.
         1


12.      GENERAL PROVISIONS.                                                  1


       12.1.                                                         EXPENSES.
         1
       12.2.                                             PUBLIC ANNOUNCEMENTS.
         1
       12.3.                                                  CONFIDENTIALITY.
         1
       12.4.                                                          NOTICES.
         1
       12.5.                                 JURISDICTION; SERVICE OF PROCESS.
         1
       12.6.                                               FURTHER ASSURANCES.
         1
       12.7.                                                           WAIVER.
         1
       12.8.                                ENTIRE AGREEMENT AND MODIFICATION.
         1
       12.9.                                              DISCLOSURE SCHEDULE.
         1
       12.10.               ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS.
         1
       12.11.                                                    SEVERABILITY.
         1
       12.12.                                  SECTION HEADINGS; CONSTRUCTION.
         1
       12.13.                                                 TIME OF ESSENCE.
         1
       12.14.                                                   GOVERNING LAW.
         1
       12.15.                                                    COUNTERPARTS.
         1




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

          1.6. "Closing Date" - the date and time as of which the Closing actually takesplace.

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

               B. Such action is not required to be authorized by the board of directors of such Person (or by any Person or group of Persons exercising similar authority); and

               C. Such action is similar in nature and magnitude to actions ustomarily taken, without any authorization by the board of directors (or by any Person or group of Persons exercising similar authority), in the ordinary course of the normal day-to-day operations of other Persons that are in the same line of business as such Person.

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

         2.4.     Closing Obligations.  At the Closing:
                  -------------------

                  A.       Seller will deliver to Buyer:

                         (i) Certificates. Certificates representing the Shares,
                    duly endorsed (or accompanied by duly executed stock powers) for transfer to Buyer;

                         (ii) Good Standing Certificate. Seller shall have
                    delivered to Buyer a certificate evidencing the good standing of the Company as of a recent practicable date;

                         (iii) Certificate. A certificate substantially in the
                    form of Exhibit A hereto, executed by Seller representing and warranting to Buyer that each of Seller's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date (giving full effect to any supplements to the Disclosure Schedule that were delivered by Seller to Buyer prior to the Closing Date in accordance with Section 5.5.); and

                         (iv) Mutual Release. Seller shall have delivered to
                    Buyer a mutual release, executed by Seller, substantially in the form of Exhibit B to be attached at closing

                         (v) All Corporate records, organzational documents,
                    minutes of Board of Director and Shareholder meetings and corporate seal.

                  B.       Buyer will deliver to Seller:

                         (i) Certificates. Certificates representing Buyer's
                    Stock, duly endorsed (or accompanied by duly executed stock powers) for transfer to Seller, or a Board of Directors resolution signifying the order of the transfer of shares to Seller to be effectuated immediately, without delay;

                         (ii) Certificate. A certificate in the form of Exhibit
                    C hereto executed by Buyer to the effect that, except as otherwise stated in such certificate, each of Buyer's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date; and

                         (iii) Mutual Release. Buyer shall have delivered to
                    Seller a Mutual Release, executed by Buyer, substantially in the form of Exhibit B to be attached at closing. -
                    -----------------------------------

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

     3.4. Financial Statements. Seller shall deliver to Buyer, at closing date to be attached as Schedule 3.4: --------- A. Unaudited balance sheets of Seller as of August, 1999, and as of, together with the related statements of income, changes in stockholder equity and cash flow (collectively, the "Financial Statements") for the periods referred to in such financial statements.

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

          A. Except as set forth in Schedule 3.11 of the Disclosure Schedule:

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

               B. Schedule 3.11 Except as set forth in Schedule 3.11 of the Disclosure Schedule:

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

         3.12.    Legal Proceedings; Orders.
                  -------------------------

          A. Except as set forth in Schedule 3.12 of the Disclosure Schedule, there is no pending Proceeding:

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

                  B.      Except as set forth in Schedule 3.12 of the Disclosure
 Schedule:


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

     C. Except as set forth in Schedule 3.12 of the Disclosure Schedule:

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

     B. Except as set forth in Schedule 3.17(B) of the Disclosure Schedule, each material Contract is in full force and effect and is valid and enforceable in accordance with its terms.

     C. Except as set forth in Schedule 3.17(C) of the Disclosure Schedule:


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

               B. Except as set forth on Schedule 3.15(B) of Disclosure
          Schedule:


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

         3.18.    Intellectual Property Rights of the Company.
                  -------------------------------------------

          A. Definitions. As used in this Agreement, and in addition to any other terms fined in this Agreement, the following terms shall have the following meanings.

          (i) "Software" means any computer program, operating system, applications system, firmware or software of any nature, whether operational, under development or inactive, including all object code, source code, technical manuals, compilation procedures, execution procedures, flow charts, programmers notes, user manuals and other documentation thereof, whether in machine-readable form, programming language or any other language or symbols and whether stored, encoded, recorded or written on disk, tape, film, memory device, paper or other media of any nature.

          (ii) "Owned Software" means all Software owned by the Company, whether purchase from a third party, developed by or on behalf of the Company, currently under development or otherwise.

          (iii) "Customer Software" means all Software, other than the Owned Software, that is, directly or through Distributors, either (x) offered or provided to customers of the Company or (y) used by the Company to provide information or services to customers of the Company for a fee.

          (iv) "Seller Software" means the Owned Software and the Customer Software.


          (v) "Other Software" means all Software, other than the Company's Software, that is licensed by the Company from third parties or otherwise used by the Company for any purpose whatsoever.

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

     3.19. Certain Payments. Since January, 1996, neither Seller nor any director, officer, agent, or employee of the Company, nor to Seller's Knowledge any other Person associated with or acting for or on behalf of Seller, has directly or indirectly:

                  A. Made any contribution, gift, bribe, rebate, payoff, influence payment, kickback, or other payment to any Person, private or public, regardless of form, whether in money, property, or services (i) to obtain favorable treatment in securing business; (ii) to pay for favorable treatment for business secured; (iii) to obtain special concessions or for special concessions already obtained, for or in respect of the Company or any affiliate of the Company or (iv) in violation of any Legal Requirement.

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

     4.3. Investment Intent. Buyer is acquiring the Shares for its own account and not with a view to their distribution within the meaning of Section 2(11) of the Securities Act.

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

5.       COVENANTS OF SELLER PRIOR TO CLOSING DATE.

     5.1. Access and Investigation. Between the date of this Agreement and the Closing Date, Seller will, and will cause the Company and its Representatives to:

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

          5.7. Closing of Bank Accounts. Seller shall cause the closing of all Company bank accounts for which Seller, or its officers and directors, have ole signature authority.

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

     6.2. Access and Investigation. Between the date of this Agreement and the Closing Date, Buyer will, and will cause its Representatives to:

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

     7.3. Consents. Each of the Consents identified in Schedule 3.2 of the Disclosure Schedule must have been obtained and must be in full force and effect.

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

         7.8. Employment Agreement.On or before the Closing Date, Seller(s) shall have entered into an employment agreement with Buyer.

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

     8.3. Consents. Each of the Consents identified in Schedule 3.2 of the Disclosure Schedule must have been obtained and must be in full force and effect.

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

     8.6 Employment Agreements. Buyer and -------Asif Balagamwala shall enter into an Employment Agreement, in a form to be mutually agreed by the parties.

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

     12.13. Time of Essence. With regard to all dates and time periods set forth or referred to in this Agreement, time is of the essence.

     12.14. Governing Law. This Agreement will be governed by the laws of the State of Georgia without regard to conflicts of laws principles.

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

                            stock purchase agreement

                                   made as of

                               FEBRUARY 15, 2001,

                                     Between

                            Elite Technologies, inc.,
                                     buyer,

                                       and

                           ICON COMPuTER PARTS, corp.,
                               Javier Rivera, and
                          Ricardo Gomez, Individually,
                                    seller(S)










                                table of contents



1.       DEFINITIONS.                                   1


         1.1.                       "APPLICABLE CONTRACT"
         1
         1.2.                                    "BREACH"
         1
         1.3.                                     "BUYER"
         1
         1.4.                                   "CLOSING"
         1
         1.5.                              "CLOSING DATE"
         1
         1.7.                                   "CONSENT"
         1
         1.8.                 "CONTEMPLATED TRANSACTIONS"
         2
         1.9.                                  "CONTRACT"
         2
         1.10.                                  "DAMAGES"
         2
         1.11.                      "DISCLOSURE SCHEDULE"
         2
         1.12.                              "ENCUMBRANCE"
         2
         1.13.               "ENVIRONMENTAL REQUIREMENTS"
         2
         1.14.                                    "ERISA"
         2
         1.15.                               "FACILITIES"
         2
         1.16.                                     "GAAP"
         2
         1.17.               "GOVERNMENTAL AUTHORIZATION"
         3
         1.18.                        "GOVERNMENTAL BODY"
         3
         1.19.                                      "IRC"
         3
         1.20.                                      "IRS"
         3
         1.21.                                "KNOWLEDGE"
         3
         1.22.                        "LEGAL REQUIREMENT"
         3
         1.23.                         "OPERATING INCOME"
         3
         1.24.                                    "ORDER"
         4
         1.25.              "ORDINARY COURSE OF BUSINESS"
         4
         1.26.                 "ORGANIZATIONAL DOCUMENTS"
         4
         1.27.                                   "PERSON"
         4
         1.28.                                     "PLAN"
         4
         1.29.                               "PROCEEDING"
         4
         1.30.                           "RELATED PERSON"
         4
         1.31.                           "REPRESENTATIVE"
         5
         1.32.                           "SECURITIES ACT"
         5
         1.33.                                   "SELLER"
         5
         1.34.                                   "SHARES"
         5
         1.35.                               "SUBSIDIARY"
         6
         1.36.                               "TAX RETURN"
         6
         1.37.                               "THREATENED"
         6


2.       TRANSFER OF SHARES; CONSIDERATION AMOUNT; CLOSING.                   6
--------------------------------------------------------------------------------


         2.1.                                                           SHARES.
         ----                                                           ------
         6
         2.2.                                 BUYER'S PAYMENT OF CONSIDERATION.
         ----                                 --------------------------------
         6
         2.3.                                                          CLOSING.
         ----                                                          -------
         6
         2.4.                                              CLOSING OBLIGATIONS.
         ----                                              -------------------
         6


3.       REPRESENTATIONS AND WARRANTIES OF SELLER.                            8


         3.1.                                  ORGANIZATION AND GOOD STANDING.
         ----                                  ------------------------------
         8
         3.2.                                          AUTHORITY; NO CONFLICT.
         ----                                          ----------------------
         8
         3.3.                                                  CAPITALIZATION.
         ----                                                  --------------
         9
         3.4.                                            FINANCIAL STATEMENTS.
         ----                                            --------------------
         10
         3.5.                                               BOOKS AND RECORDS.
         ----                                               -----------------
         10
         3.6.                               TITLE TO PROPERTIES; ENCUMBRANCES.
         ----                               ---------------------------------
         10
         3.7.                                      NO UNDISCLOSED LIABILITIES.
         ----                                      --------------------------
         11
         3.8.                                                           TAXES.
         ----                                                           -----
         11
         3.9.                                      NO MATERIAL ADVERSE CHANGE.
         ----                                      --------------------------
         11
         3.10.                                      EMPLOYEE BENEFITS MATTERS.
         -----                                      -------------------------
         11
         3.11.  COMPLIANCE WITH LEGAL REQUIREMENTS; GOVERNMENTAL AUTHORIZATIONS.
         ---   ---------------------------------------------------------------
         12
         3.12.                                      LEGAL PROCEEDINGS; ORDERS.
         -----                                      -------------------------
         13
         3.13.                          ABSENCE OF CERTAIN CHANGES AND EVENTS.
         -----                          -------------------------------------
         14
         3.14.                                         CONTRACTS; NO DEFAULTS.
         -----                                         ----------------------
         15
         3.15.                                                      INSURANCE.
         -----                                                      ---------
         16
         3.16.                                          ENVIRONMENTAL MATTERS.
         -----                                          ---------------------
         17
         3.17.                                               EMPLOYEE MATTERS.
         -----                                               ----------------
         17
         3.18.                    INTELLECTUAL PROPERTY RIGHTS OF THE COMPANY.
         -----                    -------------------------------------------
         18
         3.19.                                               CERTAIN PAYMENTS.
         -----                                               ----------------
         20
         3.20.                                                     DISCLOSURE.
         -----                                                     ----------
         20
         3.21.                                             BROKERS OR FINDERS.
         -----                                             ------------------
         20
         3.22.                                          CONTINUED PERFORMANCE.
         -----                                                    ------------
         20


4.       REPRESENTATIONS AND WARRANTIES OF BUYER.                           21


         4.1.                                 ORGANIZATION AND GOOD STANDING.
         ----                                 ------------------------------
         21
         4.2.                                                      AUTHORITY.
         ----                                                      ---------
         21
         4.3.          INVESTMENT INTENT; RECEIPT OF INFORMATION; EXPERIENCE.
         ----          -----------------------------------------------------
         21
         4.4.                                            CERTAIN PROCEEDINGS.
         ----                                            -------------------
         21
         4.5.                                             BROKERS OR FINDERS.
         ----                                             ------------------
         21


5.       COVENANTS OF SELLER PRIOR TO CLOSING DATE.                         22
------------------------------------------------------------------------------


         5.1.                                       ACCESS AND INVESTIGATION.
         ----                                       ------------------------
         22
         5.2.                       OPERATION OF THE BUSINESS OF THE COMPANY.
         ----                       ----------------------------------------
         22
         5.3.                                              NEGATIVE COVENANT.
         ----                                              -----------------
         23
         5.4.                                             REQUIRED APPROVALS.
         ----                                             ------------------
         23
         5.5.                                                   NOTIFICATION.
         ----                                                   ------------
         23
         5.6.                                                 NO NEGOTIATION.
         ----                                                 --------------
         23
         5.7.                                       CLOSING OF BANK ACCOUNTS.
         ----                                       ------------------------
         23


6.       COVENANTS OF BUYER PRIOR TO CLOSING DATE.                            24
--------------------------------------------------------------------------------


         6.1.          APPROVALS OF GOVERNMENTAL BODIES/THIRD PARTY CONSENTS.
         ----          -----------------------------------------------------
         24
         6.2.                                       ACCESS AND INVESTIGATION.
         ----                                       ------------------------
         24
         6.3.                       OPERATION OF THE BUSINESS OF THE COMPANY.
         ----                       ----------------------------------------
         24
         6.4.                                                   NOTIFICATION.
         ----                                                   ------------
         25


7.       CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE.                 25
--------------------------------------------------------------------------------


         7.1.                                   ACCURACY OF REPRESENTATIONS.
         ----                                   ---------------------------
         25
         7.2.                                          SELLER'S PERFORMANCE.
         ----                                          --------------------
         25
         7.3.                                                      CONSENTS.
         ----                                                      --------
         25
         7.4.                                          ADDITIONAL DOCUMENTS.
         ----                                          --------------------
         25
         7.5.                                                NO PROCEEDINGS.
         ----                                                --------------
         26
         7.6.           NO CLAIM REGARDING STOCK OWNERSHIP OR SALE PROCEEDS.
         ----           ---------------------------------------------------
         26
         7.7.                                                NO PROHIBITION.
         ----                                                --------------
         26
         7.8.                                          EMPLOYMENT AGREEMENT.
         ----                                          --------------------
         26


8.       CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE.         26
-------------------------------------------------------------------------


         8.1.                                    ACCURACY OF REPRESENTATIONS.
         ----                                    ---------------------------
         26
         8.2.                                            BUYER'S PERFORMANCE.
         ----                                            -------------------
         26
         8.3.                                                       CONSENTS.
         ----                                                       --------
         27
         8.4.                                           ADDITIONAL DOCUMENTS.
         ----                                           --------------------
         27
         8.5.                                                 NO PROCEEDINGS.
         ----                                                 --------------
         27
         8.6.                                                 NO PROHIBITION.
         ----                                                 --------------
         27
         8.7.                                    BOARD OF DIRECTORS OF BUYER.
         ----                                    ---------------------------
         27


9.       TERMINATION.                                                      27


         9.1.                                             TERMINATION EVENTS.
         ----                                             ------------------
         27
         9.2.                                          EFFECT OF TERMINATION.
         ----                                          ---------------------
         28


10.      INDEMNIFICATION; REMEDIES.                                      28
---------------------------------------------------------------------------


         10.1.                                 AGREEMENT BY SELLER TO INDEMNIFY.
         -----                                  --------------------------------
         28
         10.2.                                 AGREEMENTS BY BUYER TO INDEMNIFY.
         -----                                  --------------------------------
         29
         10.3.                                  MATTERS INVOLVING THIRD PARTIES.
         -----                                   -------------------------------
         30


11.      POST-CLOSING AGREEMENTS.                                         31
----------------------------------------------------------------------------


         11.1.                                     CONSISTENCY IN REPORTING.
         -----                                     ------------------------
         31


12.      GENERAL PROVISIONS.                                              31
----------------------------------------------------------------------------


         12.1.                                                     EXPENSES.
         -----                                                     --------
         31
         12.2.                                         PUBLIC ANNOUNCEMENTS.
         -----                                         --------------------
         31
         12.3.                                              CONFIDENTIALITY.
         -----                                              ---------------
         32
         12.4.                                                      NOTICES.
         -----                                                      -------
         32
         12.5.                             JURISDICTION; SERVICE OF PROCESS.
         -----                             --------------------------------
         33
         12.6.                                           FURTHER ASSURANCES.
         -----                                           ------------------
         33
         12.7.                                                       WAIVER.
         -----                                                       ------
         33
         12.8.                            ENTIRE AGREEMENT AND MODIFICATION.
         -----                            ---------------------------------
         34
         12.9.                                          DISCLOSURE SCHEDULE.
         -----                                     -------------------
         34
         12.10.      ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS.
         ------      -------------------------------------------------
         34
         12.11.                                           SEVERABILITY.
         ------                                           ------------
         34
         12.12.                         SECTION HEADINGS; CONSTRUCTION.
         ------                         ------------------------------
         34
         12.13.                                        TIME OF ESSENCE.
         ------                                        ---------------
         35
         12.14.                                          GOVERNING LAW.
         ------                                          -------------
         35
         12.15.                                           COUNTERPARTS.
         ------                                           ------------
         35

                            Stock Purchase Agreement


         THIS STOCK PURCHASE AGREEMENT ("Agreement") is made as of February 15, 2001, by Elite Technologies, Inc., a Texas corporation ("Buyer"), and Icon Computer Parts, Corp., a Puerto Rico corporation (hereinafter referred to as the "Company"), Javier Rivera, individually, and Ricardo Gomez, individually (hereinafter collectively referred to as "Shareholders of Seller"), which together shall be collectively hereinafter referred to as "Seller".

                                    RECITALS:

         Seller desires to sell, and Buyer desires to purchase, all of the issued and outstanding shares (the "Shares") of capital stock of the Company, for the consideration and on the terms set forth in this Agreement.

                                    AGREEMENT

         The parties, intending to be legally bound, agree as follows:
1.       DEFINITIONS.

         For purposes of this Agreement, the following terms have the meanings specified or referred to in this Section 1.: 1.1. "Applicable Contract" - any Contract (i) under which Seller or Company has or may acquire any rights; (ii) under which Seller or Company has or may become subject to any obligation or liability or (iii) by which Seller or Company or any of the assets owned or used by it is or may become bound.
1.2. "Breach" - a "Breach" of a representation, warranty, covenant, obligation, or other provision of this Agreement or any instrument delivered pursuant to this Agreement will be deemed to have occurred if there is or has been (i) any inaccuracy in or breach of, or any failure to perform or comply with, such representation, warranty, covenant, obligation, or other provision or (ii) any claim (by any Person) or other occurrence or circumstance that is or was inconsistent with such representation, warranty, covenant, obligation, or other provision, and the term "Breach" means any such inaccuracy, breach, failure, claim, occurrence or circumstance. 1.3. "Buyer" - as defined in the first paragraph of this Agreement.
1.4.      "Closing" - as defined in Section 2.3

     1.5. "Closing Date" - the date and time as of which the Closing actually takes place.

1.7 "Company" - Icon Computer Parts, Corp., a Puerto Rico corporation.

1.7. "Consent" - any approval, consent, ratification, waiver, or other authorization (including any Governmental Authorization).

1.8. "Contemplated Transactions" - all of the transactions contemplated by this Agreement, including:

     A. The transfer of the Shares by Seller to Buyer;

     B. The execution, delivery, and performance of the Closing Obligations set forth in Section 2.4;

     C. The performance by Buyer and Seller of their respective covenants and obligations under this Agreement; and

     D. Buyer's acquisition and ownership of the Shares and exercise of control over the Company.

1.9. "Contract" - any agreement, contract, obligation, promise, or undertaking (whether written or oral and whether express or implied) that is legally binding.

1.10. "Damages" - any loss, liability, claim, damages (including, without limitation, incidental and consequential damages), expense (including, without limitation, costs of investigation and defense and reasonable attorneys' fees) or diminution of value, whether or not involving a third party.
1.11. "Disclosure Schedule" - the disclosure schedule delivered by Seller to Buyer concurrently with the execution and delivery of this Agreement. 1.12. "Encumbrance" - any charge, claim, community property interest, condition, equitable interest, lien, option, pledge, security interest, right of first refusal, or restriction of any kind, including any restriction on use, voting, transfer, receipt of income, or exercise of any other attribute of ownership.
1.13. "Environmental Requirements" - means federal, state, and local laws relating to pollution or protection of the environment, including laws or provisions relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, or hazardous or toxic materials, substances, or wastes into air, surface water, groundwater, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants or hazardous or toxic materials, substances, or wastes. 1.14. "ERISA" - the Employee Retirement Income Security Act of 1974 or any successor law, and regulations and rules issued pursuant to that Act or any successor law.
1.15. "Facilities" - any real property, leaseholds, or other interests currently or formerly owned or operated by Seller and any buildings, plants, structures, or equipment (including motor vehicles) currently or formerly owned or operated by Seller.
1.16. "GAAP" - generally accepted United States accounting principles, applied on a basis consistent with the basis on which the financial statements referred to in Section 3.4. were prepared. 1.17. "Governmental Authorization" - any approval, consent, license, permit, waiver, or other authorization issued, granted, given, or otherwise made available by or under the authority of any Governmental Body or pursuant to any Legal Requirement.
1.18.    "Governmental Body" - any:

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

1.19. "IRC" - the Internal Revenue Code of 1986 or any successor law, and regulations issued by the IRS pursuant to the Internal Revenue Code or any successor law.

1.20. "IRS" - the United States Internal Revenue Service or any successor agency, and, to the extent relevant, the United States Department of the Treasury. 1.21. "Knowledge" - an individual will be deemed to have "Knowledge" of a particular fact or other matter if:

         A. Such individual is actually aware of such fact or other matter; or

         B. A prudent individual given his position with the Company could be reasonably expected to discover or otherwise become aware of such fact or other matter. With respect to Seller, "Knowledge of Seller" shall mean knowledge of Javier Rivera or Ricardo Gomez.
1.22. "Legal Requirement" - any federal, state, local, municipal, foreign, international, multinational, or other administrative order, constitution, law, ordinance, principle of common law, regulation, statute, or treaty. 1.23. "Operating Income" - means the net income of the Company determined in accordance with GAAP before income taxes and after all other charges except:

         A. Unless otherwise approved by Buyer, any general and administrative expense (i.e., allocation of the Company's general corporate overhead) attributable to the Company and all subsidiaries of the Company that is not directly related to the operation of the Company in the Ordinary Course of Business; provided, however, Operating Income shall include reimbursement by Seller of expenses at a fair market price mutually agreed to by Buyer and Seller for expenses previously incurred by Seller, but that have for administrative convenience or efficiency reasons been centralized with Buyer; and

          B. Any amortization of goodwill of the Company and all Subsidiaries of the Company.

         C. In the event that certain expenses incurred by the Seller are for the principal or partial benefit of the Company or other subsidiaries of the Company, then the parties hereto shall endeavor to track and determine in a fair and equitable manner that portion of such expenses that should fairly and reasonably be allocated to the Company or such other subsidiaries of the Company, and therefore not included in arriving at Operating Income for purposes of this Agreement.
1.24. "Order" - any award, decision, injunction, judgment, order, ruling, subpoena, or verdict entered, issued, made, or rendered by any court, administrative agency, or other Governmental Body or by any arbitrator. 1.25. "Ordinary Course of Business" - an action taken by a Person will be deemed to have been taken in the "Ordinary Course of Business" only if:

          A. Such action is consistent with the past practices of such Person and is taken in the ordinary course of the normal day-to-day operations of such Person;

          B. Such action is not required to be authorized by the board of directors of such Person (or by any Person or group of Persons exercising similar authority); and

         C. Such action is similar in nature and magnitude to actions customarily taken, without any authorization by the board of directors (or by any Person or group of Persons exercising similar authority), in the ordinary course of the normal day-to-day operations of other Persons that are in the same line of business as such Person.
1.26. "Organizational Documents" - (i) the Articles or Certificate of Incorporation and the Bylaws of a corporation; (ii) any charter or similar document adopted or filed in connection with the creation, formation, or organization of a Person and (iii) any amendment to any of the foregoing.
1.27. "Person" - any individual, corporation (including any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union, or other entity or Governmental Body.
1.28.    "Plan" - as defined in Section 3.10.1.
1.29. "Proceeding" - any action, arbitration, audit, hearing, investigation, litigation, or suit (whether civil, criminal, administrative, investigative, or informal) commenced, brought, conducted, or heard by or before, or otherwise involving, any Governmental Body or arbitrator.
1.30.    "Related Person" - with respect to a particular individual:

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

         For purposes of this definition, (i) the "Family" of an individual includes (1) the individual; (2) the individual's spouse and former spouses; (3) any other natural person who is the child or sibling of such person; and (4) any other natural person who resides with such individual and (ii) "Material Interest" means direct or indirect beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of voting securities or other voting interests representing at least five percent (5%) of the outstanding voting power of a Person or equity securities or other equity interests representing at least five percent (5%) of the outstanding equity securities or equity interests in a Person.
1.31. "Representative" - with respect to a particular Person, any director, officer, employee, agent, consultant, advisor, or other representative of such Person, including legal counsel, accountants, and financial advisors. 1.32. "Securities Act" - the Securities Act of 1933 or any successor law, and regulations and rules issued pursuant to that Act or any successor law.
1.33.    "Seller" - as defined in the first paragraph of this Agreement.
1.34.    "Shares" - as defined in the Recitals of this Agreement.
1.35. "Subsidiary" - with respect to any Person (the "Owner"), any corporation or other Person of which securities or other interests having the power to elect a majority of that corporation's or other Person's board of directors or similar governing body, or otherwise having the power to direct the business and policies of that corporation or other Person (other than securities or other interests having such power only upon the happening of a contingency that has not occurred) are held by the Owner or one (1) or more of its Subsidiaries; [when used without reference to a particular Person, "Subsidiary" means a Subsidiary of the Company]. 1.36. "Tax Return" - any return (including any information return), report, statement, schedule, notice, form, or other document or information filed with or submitted to, or required to be filed with or submitted to, any Governmental Body in connection with the determination, assessment, collection, or payment of any tax or in connection with the administration, implementation, or enforcement of or compliance with any Legal Requirement relating to any tax.

1.37. "Threatened" - a claim, Proceeding, dispute, action, or other matter will be deemed to have been "Threatened" if any demand or statement has been made (orally or in writing) or any notice has been given (orally or in writing), that would lead a prudent Person to conclude that such a claim, Proceeding, dispute, action, or other matter is likely to be asserted, commenced, taken, or otherwise pursued in the future.

2.       TRANSFER OF SHARES; CONSIDERATION AMOUNT; CLOSING.
2.1. Shares. In exchange for the transfer of the consideration, as set forth in
Section 2.2, and subject to the terms and conditions of this Agreement, at the Closing, Seller will transfer the all the Shares of Seller to Buyer. 2.2. Buyer's Payment of Consideration. In exchange for the transfer of Seller's Shares, and subject to the terms and conditions of this Agreement, at the Closing, Buyer shall transfer to Seller two million (2,000,000) shares of Buyers common stock (hereinafter referred to as "Buyers Stock"). Buyers Stock shall be restricted as defined in Rule 144 of the Securities Act of 1934 as amended, and shall contain a restrictive legend.

         2.3 Closing. The purchase and sale (the "Closing") provided for in this Agreement will take place at the offices of Morris, Manning & Martin, L.L.P., at 1600 Atlanta Financial Center, 3343 Peachtree Road, N.E., Atlanta, Georgia 30326, at 10:00 a.m. (local time) on February 15, 2001, or at such other time and place as the parties may agree. Except as otherwise provided in Section 9., failure to consummate the purchase and sale provided for in this Agreement on the date and time and at the place determined pursuant to this Section 2.3. will not result in the termination of this Agreement and will not relieve any party of any obligation under this Agreement.
2.3.     Closing Obligations.  At the Closing:
         -------------------

                  A.       Seller will deliver to Buyer:

          (i) Certificates. Certificates representing the Shares, duly endorsed (or ------------ accompanied by duly executed stock powers) for transfer to Buyer;

          (ii) Good Standing Certificate. A certificate evidencing the good standing of the --------------------------- Company as of a recent practicable date;

          (iii) Certificate. A certificate substantially in the form of Exhibit D hereto, ----------- --------- executed by Seller, representing and warranting to Buyer that each of Seller's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date (giving full effect to any supplements to the Disclosure Schedule that were delivered by Seller to Buyer prior to the Closing Date in accordance with Section 5.5.);

          (iv) Mutual Release. Seller shall have delivered to Buyer a mutual release, executed -------------- by Seller, the form of which is to be mutually agreed to by Seller and Buyer and attached hereto at or prior to the Closing as Exhibit E; and ---------

          (v) All Corporate records, organizational documents, minutes of Board of Director and Shareholder meetings and corporate seal.

                  B.       Buyer will deliver to Seller:

          (i) Consideration. Buyers Stock;
         -------------

          (ii) Promissory Note. A promissory note (the "Note") in the form of Exhibit A hereto executed by Buyer, payable ---------------- --------- to Seller in the amount of Five Hundred Thousand United States Dollars (US $500,000.00), payable in equal monthly installments of Twenty Thousand Eight Hundred Thirty Three Dollars and Thirty Three Cents (US$20,833.33). The Note shall be secured by lien on the Seller's business premises located at #516, Av. Andalucia, Puerto Nuevo, San Juan, Puerto Rico 00920; Buyer shall have the election to allow the payment of the monthly amount be deducted from the profit of Seller.

          (iii) Certificate. A certificate substantially in the form of Exhibit F hereto executed by Seller, representing and warranting to Buyer that each of Seller's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date giving full effect to any supplements to the Disclosure Schedule that was delivered by Seller to Buyer prior to the Closing Date in accordance with Section 6.4;
     (iv) Mutual Release. A Mutual Release, executed by Buyer, the form of which is to be mutually agreed to by --------------- Seller and Buyer and attached hereto at or prior to the Closing as Exhibit E; and --------- (v) Other Documents. The Pledge Agreement and a registration rights agreement relating to the stock issuable ----------------- under the Stock Option Agreement attached as Exhibit G (the "Registration Rights Agreement"). - 3. REPRESENTATIONS AND WARRANTIES OF SELLER.

Each Seller, severally and not jointly, represents and warrants to Buyer as follows:

3.1. Organization and Good Standing. ------------------------------

                  A. Schedule 3.1 of the Disclosure Schedule contains a complete and accurate list of the Company's name, its jurisdiction of incorporation, other jurisdictions in which it is authorized to do business, and its capitalization (including the identity of each stockholder and the number of shares held by each).

                  The Company is a corporation duly organized, validly existing, and in good standing under the laws of Puerto Rico, with full corporate power and authority to conduct its business as it is now being conducted, to own or use the properties and assets that it purports to own or use, and to perform all its obligations under the Contracts.

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

                  B. Except as set forth in Schedule 3.2 of the Disclosure Schedule, neither the execution nor delivery of this Agreement nor the consummation or performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time):

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

                    (iv) Cause the Company to become subject to, or to become
               liable for the payment of, any Tax;

                    (v) Contravene, conflict with, or result in a violation or breach of any provision of, or give any Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Applicable Contract; or

                    (vi) Result in the imposition or creation of any Encumbrance upon or with respect to any of the assets owned or used by the Company.

         Except as set forth in Schedule 3.2 of the Disclosure Schedule, neither Seller nor the Company is or will be required to give any notice to or obtain any Consent from any Person in connection with the execution and delivery of this Agreement or the consummation or performance of any of the Contemplated Transactions. 3.3. Capitalization. The authorized equity securities of the Company consist of ____________ shares of common stock, _________ par value per share, of which _____________ shares are issued and outstanding and constitute the Shares.

         Seller is and will be on the Closing Date the record and beneficial owners and holders of the Shares, free and clear of all Encumbrances.

         With the exception of the Shares (all of which are owned by Seller), all of the outstanding equity securities and other securities of the Company are owned of record and beneficially by Seller, free and clear of all Encumbrances. No legend or other reference to any purported Encumbrance appears upon any certificate representing equity securities of the Company.

         All of the outstanding equity securities of the Company have been duly authorized and validly issued and are fully paid and non-assessable. There are no Contracts without regard to the monetary value or obligations under same, relating to the issuance, sale, or transfer of any equity securities or other securities of the Company, including, but not limited to, stock options, warrants, convertible securities, redemption rights, registration rights and the like.

     None of the outstanding equity securities or other securities of the Company was issued in violation of the Securities Act or any other Legal Requirement.

3.4. Financial Statements. Seller shall deliver to Buyer, at closing date to be attached as Schedule 3.4: -------------------- ------------

          A. Audited balance sheets of Seller as of ________________ , and as of _______________, together with the related statements of income, changes in stockholder equity and cash flow (collectively, the "Financial Statements") for the periods referred to in such financial statements.

          B. The Financial Statements shall be prepared in accordance with this Agreement and with GAAP consistently applied.

         The Financial Statements and notes, if any, shall fairly present the financial condition and the results of operations, changes in stockholders' equity, and cash flow of the Company as at the respective dates of and for the periods referred to in such Financial Statements, all in accordance with GAAP, subject, in the case of interim Financial Statements, to normal recurring year-end adjustments (the effect of which will not, individually or in the aggregate, be materially adverse) and the absence of notes.
3.5. Books and Records. The books of account, minute books, stock record books, and other records of the Company, all of which have been made available to Buyer, are complete and correct and have been maintained in accordance with sound business practices.

         The minute books of the Company contain accurate and complete records of all meetings held of, and corporate action taken by, the stockholders, the Boards of Directors, and committees of the Boards of Directors of the Company, and no meeting of any such stockholders, Board of Directors, or committee has been held, and no material action has been taken at, any meeting for which minutes have not been prepared and are not contained in such minute books. At the Closing, all of those books and records will be in the possession of Seller.
3.6. Title to Properties; Encumbrances. Except as set forth on Exhibit 3.6, Company owns (with good and marketable title in the case of real property, subject only to the Encumbrances permitted by this Section) all the properties and assets (whether real, personal, or mixed and whether tangible or intangible) that it purports to own located in the facilities owned or operated by Company or reflected as owned in the books and records of the Company, including all of the properties and assets reflected in the Financial Statements (except for assets held under capitalized leases disclosed or not required to be disclosed in Schedule 3.6 of the Disclosure Schedule which shall be attached to this Agreement as Schedule 3.6 at the closing date and properties and assets acquired or disposed of in the Ordinary Course of Business since the date of the Financial Statements).

         All material properties and assets reflected in the Financial Statements are free and clear of all Encumbrances, other than those to be paid in full on or prior to the Closing, those disclosed on Schedule 3.6, and liens for current taxes not yet due.

         All property and assets of the Company shall be in the possession and control of Company at Closing, including but not limited to, all Facilities.
3.7. No Undisclosed Liabilities. Except as set forth in Schedule 3.7 of the Disclosure Schedule, Seller has no liabilities or obligations of any nature (whether known or unknown and whether absolute, accrued, contingent, or otherwise) except for liabilities or obligations reflected or reserved against in the Financial Statements and current liabilities incurred in the Ordinary Course of Business since the respective dates thereof. 3.8. Taxes. Except as set forth on Schedule 3.8 to the Disclosure Schedule, Seller has timely filed all tax returns and reports required to be filed by it, including, without limitation, all federal, state and local tax returns, and has paid in full or made adequate provision by the establishment of reserves for all taxes and other charges which have become due or which are attributable to the conduct of Seller's business prior to Closing. Seller will continue to make adequate provision for all such taxes and other charges for all periods through the Closing Date.

         Except as set forth on Schedule 3.8 to the Disclosure Schedule, Seller shall have no Knowledge of any tax deficiency proposed or threatened against the Company. There are no tax liens upon any property or assets of the Company.

         Except as set forth on Schedule 3.8 to the Disclosure Schedule, Company has made all payments of estimated taxes when due in amounts sufficient to avoid the imposition of any penalty.

         Except as set forth on Schedule 3.8 to the Disclosure Schedule, all taxes and other assessments and levies which Company was required by law to withhold or to collect have been duly withheld and collected, and have been paid over to the proper governmental entity.

         Except as set forth in Schedule 3.8 to the Disclosure Schedule, the federal and state income tax returns and local returns, if any, of Company have never been audited by the income tax authorities, nor are any such audits in process. Except as set forth in Schedule 3.8, to the Disclosure Schedule there are no outstanding agreements or waivers extending the statute of limitations applicable to any federal or state income tax returns of the Company for any period.
3.9. No Material Adverse Change. Since December 2, 1998, there has not been any material adverse change in the business, operations, properties, prospects, assets, or condition of the Company, and no event has occurred or circumstance exists that may result in such a material adverse change.
3.10.    Employee Benefits Matters.
         -------------------------

                  3.10.1 Schedule 3.10.1 lists all plans, programs, and similar agreements, commitments or arrangements, whether oral or written, maintained by or on behalf of Company or any other party that provide benefits or compensation to, or for the benefit of, current or former employees of the Company ("Plan" or "Plans"). Except as set forth on Schedule 3.10.1 to the Disclosure Schedule only current and former employees of the Company participate in the Plans. Copies of all Plans and, to the extent applicable, all related trust agreements, actuarial reports, and valuations for the most recent year, all summary plan descriptions, prospectuses, Annual Report Form 5500s or similar forms (and attachments thereto) for the most recent year, all Internal Revenue Service determination letters, and any related documents requested by Buyer, including all amendments, modifications and supplements thereto, have been delivered to Buyer, and all of the same are or will be true, correct and complete.

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

                    C. Company and its predecessors, if any, have made and as of the Closing Date will have made or accrued, all payments and contributions required, or reasonably expected to be required, to be made under the provisions of such Plan or required to be made under applicable laws, rules and regulations, with respect to any period following, such amounts to be determined using the ongoing actuarial and funding assumptions of the Plan;

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

3.11.    Compliance With Legal Requirements; Governmental Authorizations.
         ---------------------------------------------------------------

               A. Except as set forth in Schedule 3.11 of the Disclosure
          Schedule: -------------

               (i) The Company is, and at all times since December 28, 1998, has been, in full compliance with each Legal Requirement that is or was applicable to it or to the conduct or operation of its business or the ownership or use of any of its assets;

               (ii) No event has occurred or circumstance exists that (with or without notice or lapse of time) (1) may constitute or result in a violation by Company of, or a failure on the part of Company to comply with, any Legal Requirement or (2) may give rise to any obligation on the part of Company to undertake, or to bear all or any portion of the cost of, any remedial action of any nature; and

               (iii) Company has not received, at any time since December 28, 1998, any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding (1) any actual, alleged, possible, or potential violation of, or failure to comply with, any Legal Requirement or (2) any actual, alleged, possible, or potential obligation on the part of Company to undertake, or to bear all or any portion of the cost of, any remedial action of any nature.

               B. Schedule 3.11 Except as set forth in Schedule 3.11 of the Disclosure Schedule: ------------- -------------

               (i) The Company is, and at all times since December 28, 1998, has been, in full compliance with all of the terms and requirements of any applicable Governmental Authorization;

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

               (iii) Company has not received, at any time since December 28, 1998, any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding (1) any actual, alleged, possible, or potential violation of or failure to comply with any term or requirement of any Governmental Authorization or (2) any actual, proposed, possible, or potential revocation, withdrawal, suspension, cancellation, termination of, or modification to any Governmental Authorization; and

               (iv) All applications required to have been filed for the renewal of the Governmental Authorizations have been duly filed on a timely basis with the appropriate Governmental Bodies, and all other filings required to have been made with respect to such Governmental Authorizations have been duly made on a timely basis with the appropriate Governmental Bodies.

         Company has obtained any Governmental Authorizations necessary to permit the Company to lawfully conduct and operate its businesses in the manner currently conducted and to permit the Company to own and use its assets in the manner in which it currently owns and uses such assets.
3.12.    Legal Proceedings; Orders.
         -------------------------

     A. Except as set forth in Schedule 3.12 of the Disclosure Schedule, there is no pending -------------- Proceeding:

          (i) That has been commenced by or against Company or that otherwise relates to or may affect the business of, or any of the assets owned or used by, Company; or

          (ii) That challenges, or that may have the effect of preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions.

         To the Knowledge of Seller, (i) no such Proceeding has been Threatened and (ii) no event has occurred or circumstance exists that may give rise to or serve as a basis for the commencement of any such Proceeding. Company shall have delivered to Buyer copies of all pleadings, correspondence, and other documents relating to each Proceeding listed in Schedule 3.12 of the Disclosure Schedule. The Proceedings listed in Schedule 3.12 of the Disclosure Schedule will not have a material adverse effect on the business, operations, assets, condition, or prospects of the Company.

     B. Except as set forth in Schedule 3.12 of the Disclosure Schedule:
-------------

     (i) There is no Order to which any of Company, or any of the assets owned or used by the Company, is subject;

     (ii) Company is not subject to any Order that relates to the business of, or any of the assets owned or used by, the Company; and

     (iii) No officer, director, agent, or employee of the Company is subject to any Order that prohibits such officer, director, agent, or employee from engaging in or continuing any conduct, activity, or practice relating to the business of the Company.

               C. Except as set forth in Schedule 3.12 of the Disclosure
          Schedule: -------------

                    (i) Company is, and at all times since December 28, 1998,
               has been, in full compliance with all of the terms and requirements of each Order to which it, or any of the assets owned or used by it, is or has been subject;

                    (ii) No event has occurred or circumstance exists that may constitute or result in (with or without notice or lapse of time) a violation of or failure to comply with any term or requirement of any Order to which Company, or any of the assets owned or used by Company, is subject; and

                    (iii) Company has not received, at any time since December
               28, 1998, any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding any actual, alleged, possible, or potential violation of, or failure to comply with, any term or requirement of any Order to which the Company, or any of the assets owned or used by the Company, is or has been subject. 3.13. Absence of Certain Changes and Events. Except as set forth in Schedule 3.13 of the Disclosure Schedule, since December 28, 1998, the Company has conducted its business only in the Ordinary Course of Business and there has not been any:

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

     C. Payment or increase by Company of any bonuses, salaries, or other compensation to any stockholder, director, officer, or (except in the Ordinary Course of Business) employee or entry into any employment, severance, or similar Contract with any director, officer, or employee;

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

     J. Agreement, whether oral or written, by Company to do any of the foregoing.

3.14.    Contracts; No Defaults.
         ----------------------

     A. Except as set forth in Schedule 3.17(A) of the Disclosure Schedule:
----------------

          (i) Other than as set forth or provided for on the Financial Statements, the Company has not or may not acquire any rights under, and the Company has not or may not become subject to any obligation or liability under, any Contract under which the Company is obligated to make payments totaling, or services having a value equal to, $5,000 or more except as occurring in the Ordinary Course of Business; and

          (ii) To the Knowledge of Seller, no officer, director, agent, employee, consultant, or contractor of the Company is bound by any Contract that purports to limit the ability of such officer, director, agent, employee, consultant, or contractor to (1) engage in or continue any conduct, activity, or practice relating to the business of the Company or
     (2) assign to the Company or to any other Person any rights to any invention, improvement, or discovery.

     B. Except as set forth in Schedule 3.17(B) of the Disclosure Schedule, each Contract is in ----------------- full force and effect and is valid and enforceable in accordance with its terms.

     C. Except as set forth in Schedule 3.17(C) of the Disclosure Schedule:
----------------

          (i) The Company is, and at all times since December 28, 1998, has been, in full compliance with all applicable terms and requirements of each Contract under which such Seller has or had any obligation or liability or by which Company or any of the assets owned or used by the Company is or was bound;

          (ii) Each other Person that has or had any obligation or liability under any Contract under which the Company has or had any rights is, and at all times since December 28, 1998, has been, in full compliance with all applicable terms and requirements of such Contract;

          (iii) No event has occurred or circumstance exists that (with or without notice or lapse of time) may contravene, conflict with, or result in a violation or breach of, or give Company or other Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Applicable Contract; and

          (iv) Company has not given to or received from any other Person, at any time since December 28, 1998, any notice or other communication (whether oral or written) regarding any actual, alleged, possible, or potential violation or breach of, or default under, any Contract.

                  F. There are no renegotiations of, attempts to renegotiate, or outstanding rights to renegotiate any material amounts paid or payable to Company under current or completed Contracts with any Person and no such Person has made written demand for such renegotiations.

                  G. The Contracts relating to the sale, design, manufacture, or provision of products or services by the Company have been entered into in the Ordinary Course of Business and have been entered into without the commission of any act alone or in concert with any other Person, or any consideration having been paid or promised, that is or would be in violation of any Legal Requirement.
3.15.    Insurance.
         ---------

                  A.       Company has delivered to Buyer:

          (i) True and complete copies of all policies of insurance to which the Company is a party or under which the Company, or any director of the Company, is or has been covered at any time within the two (2) years preceding the date of this Agreement;

          (ii) True and complete copies of all pending applications for policies of insurance; and

          (iii) Any statement by the auditor of the Company's financial statements with regard to the adequacy of such entity's coverage or of the reserves for claims.

     B. Except as set forth on Schedule 3.15(B) of the Disclosure Schedule:
----------------

          (i) All policies to which Seller is a party or that provide coverage to Company, or any director or officer of the Company:

               (1) Are valid, outstanding, and enforceable;

               (2) Taken together in the reasonable judgment of Seller, provide adequate insurance coverage for the assets and the operations of the Company for all risks to which the Company are normally exposed;

               (3) Are sufficient for compliance with all Legal Requirements and Contracts to which Company is a party or which binds it;

               (4) Will continue in full force and effect following the consummation of the Contemplated Transactions; and

               (5) Do not provide for any retrospective premium adjustment or other experienced-based liability on the part of Company.

                    (ii) Company has not received (1) any refusal of coverage or any notice that a defense will be afforded with reservation of rights or (2) any notice of cancellation or any other indication that any insurance policy is no longer in full force or effect or will not be renewed or that the issuer of any policy is not willing or able to perform its obligations thereunder.

                    (iii) Company has paid all premiums due, and has otherwise performed all of its respective obligations, under each policy to which Company is a party or that provides coverage to the Company or director thereof.

                    (iv) Company has given notice to the insurer of all claims that may be insured thereby.

3.16. Environmental Matters. Except as set forth in Schedule 3.16 of the Disclosure Schedule, at all times since ---------------------- -------------
December 28, 1998, Company has obtained and is in compliance with all permits, licenses and other authorizations required to do business by Environmental Requirements.

3.17.    Employee Matters.
         ----------------

         Except as set forth on Schedule 3.17, at all times since December 28, 1998, Company has complied in all respects with all Legal Requirements relating to employment, equal employment opportunity, nondiscrimination, immigration, wages, hours, benefits, collective bargaining, the payment of social security and similar taxes, occupational safety and health, and plant closing.

         Except as set forth on Schedule 3.17, Company is not liable for the payment of any compensation, Damages, taxes, fines, penalties, or other amounts, however, designated, for failure to comply with any of the foregoing Legal Requirements.
3.18.    Intellectual Property Rights of the Company.
         -------------------------------------------

     A. Definitions. As used in this Agreement, and in addition to any other terms defined in ----------- this Agreement, the following terms shall have the following meanings.

          (i) "Software" means any computer program, operating system, applications system, -------- firmware or software of any nature, whether operational, under development or inactive, including all object code, source code, technical manuals, compilation procedures, execution procedures, flow charts, programmers notes, user manuals and other documentation thereof, whether in machine-readable form, programming language or any other language or symbols and whether stored, encoded, recorded or written on disk, tape, film, memory device, paper or other media of any nature.

          (ii) "Owned Software" means all Software owned by the Company, whether purchased from -------------- a third party, developed by or on behalf of the Company, currently under development or otherwise.

          (iii) "Customer Software" means all Software, other than the Owned Software, that is, ----------------- directly or through Distributors, either (x) offered or provided to customers of the Company or (y) used by the Company to provide information or services to customers of the Company for a fee.

          (iv) "Seller Software" means the Owned Software and the Customer Software. ---------------

          (v) "Other Software" means all Software, other than the Company's Software, that is -------------- licensed by the Company from third parties or otherwise used by the Company for any purpose whatsoever.

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

                    (8) All rights to use all of the foregoing for the periods of time permitted by law; and

                    (9) All other rights in, to, and under the foregoing in all countries.

                  B.       Ownership and Right to License.
                           ------------------------------

                    (i) Except as set forth in Schedule 3.18 of the Disclosure
               Schedule, to the -------------- Knowledge of the Seller, at all times since December 28, 1998, Company has good and marketable title to the Owned Software and Intangibles attributable to the Owned Software, and have the full right to use all of the Customer Software and Other Software, and Intangibles attributable thereto, as used or required to operate Company's businesses as currently conducted and as contemplated in the future in accordance with Company's written business plans, free and clear of any liens, claims, charges or encumbrances which would affect the use of such Software in connection with the operation of Company's business as currently conducted and as contemplated in the future in accordance with Company's written business plans.

                    (ii) To the Knowledge of Seller, no rights of any third
               party not previously obtained are necessary to market, license, sell, modify, update, and/or create derivative works for any Software as used by Company in its respective businesses as currently conducted and as contemplated in the future in accordance with Seller's written business plans.

                    (iii) To the Knowledge of Seller, none of the Software or
               Intangibles or their respective past or current uses by or through Company have violated or infringed upon, or is violating or infringing upon, any Software, patent, copyright, trade secret or other Intangible of any Person. To the knowledge of Seller, Company has adequately maintained all trade secrets and copyrights with respect to such Software.

         To the Knowledge of Seller, Company has performed all obligations imposed upon it with regard to the Customer Software and Other Software which are required to be performed by it on or prior to the date hereof, and neither Company nor, to the Knowledge of Seller, any other party, is in breach of or default thereunder in any respect, nor to the Seller's Knowledge is there any event which with notice or lapse of time or both would constitute a default thereunder.

3.19. Certain Payments. Since December 28, 1998, neither Seller, the Company, nor any director, officer, agent, ---------------- or employee of the Company, nor to Seller's Knowledge any other Person associated with or acting for or on behalf of Seller or Company, has directly or indirectly:

     A. Made any contribution, gift, bribe, rebate, payoff, influence payment, kickback, or other payment to any Person, private or public, regardless of form, whether in money, property, or services (i) to obtain favorable treatment in securing business; (ii) to pay for favorable treatment for business secured;
(iii) to obtain special concessions or for special concessions already obtained, for or in respect of the Company or any affiliate of the Company or (iv) in violation of any Legal Requirement.

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

     B. No notices given pursuant to Section 5.5. will contain any untrue statement or omit to state a material fact necessary to make the statements therein or in this Agreement, in light of the circumstances in which they were made, not misleading.

     C. There is no fact known to Seller that has specific application to Seller or the Company (other than general economic or industry conditions) and that materially adversely affects or, as far as Seller can reasonably foresee, materially threatens, the assets, business, prospects, financial condition, or results of operations of the Company (on a consolidated basis) that has not been set forth in this Agreement or the Disclosure Schedule. 3.21. Brokers or Finders. Seller, Company and their respective agents have incurred no obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement. 3.22. Continued Performance. Seller hereby warrants that the representations and 12 month budget, as disclosed in Exhibit H, and incorporated herein, are valid and reasonable. Seller hereby agrees that Company shall achieve no less than eighty-five percent (85%) of the gross revenue and net profit as disclosed in Exhibit H. Should Company fail to meet this minimum performance, Seller shall be in material breach of this Agreement, and Buyer shall all rights and remedies available for such a material breach under this Agreement or at law and equity.
4. REPRESENTATIONS AND WARRANTIES OF BUYER.

         Buyer represents and warrants to Seller as follows:
4.1. Organization and Good Standing. Buyer is a corporation duly organized, validly existing and in good standing under the laws of Texas, with full corporate power and authority to conduct its business as it is now being conducted, to own or use the properties and assets that it purports to own or use, and to perform all its obligations under Contracts. Buyer is duly qualified to do business as a foreign corporation and is in good standing under the laws of each state or other jurisdiction in which either the ownership or use of the properties owned or used by it, or the nature of the activities conducted by it, requires such qualification. 4.2. Authority. This Agreement constitutes the legal, valid, and binding obligation of Buyer, enforceable against Buyer in accordance with its terms. Upon the execution and delivery by Buyer of the closing documents set forth in Section 2.5.B (collectively, the "Buyer's Closing Documents"), the Buyer's Closing Documents will constitute the legal, valid, and binding obligations of Buyer, enforceable against Buyer in accordance with their respective terms. Buyer has the absolute and unrestricted right, power, and authority to execute and deliver this Agreement and the Buyer's Closing Documents and to perform its obligations under this Agreement and the Buyer's Closing Documents.

4.3. Investment Intent; Receipt of Information; Experience. Buyer is acquiring the Shares for its own account and not with a view to their distribution within the meaning of Section 2(11) of the Securities Act. Buyer has received all the information it considers necessary or appropriate for deciding whether to purchase the Shares. Buyer has had an opportunity to ask questions and receive answers from Seller regarding the terms and conditions of the Shares and the business, properties, prospects and financial condition of the Company and to obtain additional information (to the extent the Company and the Seller possessed such information or could acquire it without unreasonable effort or expense) necessary to verify the accuracy of any information furnished to Buyer or to which Buyer had access. Buyer is experienced in evaluating and investing in securities of companies in the development stage, is represented by legal counsel with regard to this Agreement or has voluntarily elected to forego such counsel, and has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment in the Shares.

4.4. Certain Proceedings. There is no pending Proceeding that has been commenced against Buyer and that -------------------- challenges, or may have the effect of preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions. To Buyer's Knowledge, no such Proceeding has been Threatened.

4.5. Brokers or Finders. Buyer and its agents have incurred no obligation or liability, contingent or -------------------- otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement and will indemnify and hold Seller harmless from any such payment alleged to be due by or through Buyer as a result of the action of Buyer or its officers or agents.

         4.6. Full Disclosure. To the best knowledge of Buyer, its officers, directors or agents, no representation, warranty or covenant of Buyer contained in this Agreement or in any other written statement or certificate delivered by Buyer pursuant to this Agreement or in connection with the transactions contemplated herein or in any SEC filing contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact necessary to make the statements contained herein or therein not misleading. To the best knowledge of Buyer, its officers, directors or agents, there is no fact which adversely affects, or in the future may adversely affect, the business, operations, cash flows, affairs, prospects, properties or assets or the condition, financial or otherwise of the Buyer which has not been disclosed in this Agreement, or in the documents, certificates and written statements furnished to Seller for use in connection with the transactions contemplated hereby or in any SEC filing.

4.7. SEC Filings. Except as disclosed by Buyer in Exhibit I, Buyer has timely made all filings required ------------ by the SEC.

5.       COVENANTS OF SELLER PRIOR TO CLOSING DATE.

5.1. Access and Investigation. Between the date of this Agreement and the Closing Date, Seller will, and will ------------------------- cause the Company and its Representatives to:

     A. Afford Buyer and its Representatives and prospective lenders and their Representatives (collectively, "Buyer's Advisors") full and free access to the Company's personnel, properties (including subsurface testing), contracts, books and records, and other documents and data;

     B. Furnish Buyer and Buyer's Advisors with copies of all such contracts, books and records, and other existing documents and data as Buyer may reasonably request; and

     C. Furnish Buyer and Buyer's Advisors with such additional financial, operating, and other data and information as Buyer may reasonably request. 5.2. Operation of the Business of the Company. Between the date of this Agreement and the Closing Date, Seller ---------------------------------------- will:

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

          C. Confer with Buyer concerning operational matters of a material nature; and

          D. Otherwise repo rt periodically to Buyer concerning the status of the business, operations, and finances of the Company.

5.3. Negative Covenant. Except as otherwise expressly permitted by this Agreement, between the date of this ------------------ Agreement and the Closing Date, Seller will not without the prior consent of Buyer, take any affirmative action, or fail to take any reasonable action within their or its control, as a result of which any of the changes or events listed in Section 3.13. is likely to occur.

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

5.7. Closing of Bank Accounts. Seller shall cause the closing of all Company bank accounts for which Seller, or ------------------------ its officers and directors, have sole signature authority.

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

         Between the date of this Agreement and the Closing Date, Buyer will, and will cause each Related Person to:

          A. Cooperate with Seller with respect to all filings that Seller is required by Legal Requirements to make in connection with the Contemplated Transactions; and

          B. Cooperate with Seller in obtaining all consents identified in
     Schedule 3.2 of the ------------- Disclosure Schedule; provided that this Agreement will not require Buyer to dispose of or make any change in any portion of its business or to incur any other burden to obtain a Governmental Authorization.

6.2. Access and Investigation. Between the date of this Agreement and the Closing Date, Buyer will, and will ------------------------- cause its Representatives to:

          A. Afford Seller and its Representatives and prospective lenders and their Representatives (collectively, "Seller's Advisors") full and free access to Buyer's personnel, properties (including subsurface testing), contracts, books and records, and other documents and data;

          B. Notify Seller of any SEC filings made by Buyer immediately after it is filed with the SEC.

          C. Furnish Seller and Seller's Advisors with copies of all such contracts, books and records, and other existing documents and data as Seller may reasonably request; and

          D. Furnish Seller and Seller's Advisors with such additional financial, operating, and other data and information as Seller may reasonably request.

6.3. Operation of the Business of the Company. Between the date of this Agreement and the Closing Date, Buyer ----------------------------------------
will:

          A. Conduct the business of Buyer only in the Ordinary Course of Business

          B. Timely make all filings required by the SEC;

          C. Use commercially reasonable efforts to preserve intact the current business organization of Buyer; and

          D. Confer with Seller concerning operational matters of a material nature.

6.4. Notification. Between the date of this Agreement and the Closing Date, Buyer will promptly notify Seller ------------ in writing if Buyer becomes aware of any fact or condition that causes or constitutes a Breach of any of Buyer's representations and warranties as of the date of this Agreement, or if Buyer becomes aware of the occurrence after the date of this Agreement of any fact or condition that would (except as expressly contemplated by this Agreement) cause or constitute a Breach of any such representation or warranty had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition. During the same period, Buyer will promptly notify Seller of the occurrence of any Breach of any covenant of Buyer in this Section or of the occurrence of any event that may make the satisfaction of the conditions in Section 8 impossible or unlikely. 7. CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE.

         Buyer's obligation to purchase the Shares and to take the other actions required to be taken by Buyer at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Buyer, in whole or in part):
7.1. Accuracy of Representations. All of the Seller's representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all material respects as of the date of this Agreement, and must be accurate in all material respects as of the Closing Date as if made on the Closing Date, without giving effect to any supplement to the Disclosure Schedule.
7.2.     Seller's Performance.
         --------------------

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

7.3. Consents. Each of the Consents identified in Schedule 3.2 of the Disclosure Schedule must have been -------- ------------- obtained and must be in full force and effect.

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

7.6. No Claim Regarding Stock Ownership or Sale Proceeds. There must not have been made or Threatened by any Person any claim asserting that such Person (i) is the holder or the beneficial owner of, or has the right to acquire or to obtain beneficial ownership of, any stock of, or any other voting, equity, or ownership interest in, Company or (ii) is entitled to all or any portion of the Purchase Price payable for the Shares, except as has been disclosed in writing to Buyer.

7.7. No Prohibition. Neither the consummation nor the performance of any of the Contemplated Transactions will, -------------- directly or indirectly (with or without notice or lapse of time), materially contravene, or conflict with, or result in a material violation of, or cause Buyer or any Person affiliated with Buyer to suffer any material adverse consequence under, (i) any applicable Legal Requirement or Order or (ii) any Legal Requirement or Order that has been published, introduced, or otherwise proposed by or before any Governmental Body.

7.8. Board of Directors of Seller. Buyer shall nominate and elect to the Board of Directors of Seller, two (2) ---------------------------- individuals of Buyer's choosing

7.9. Employment Agreement. On or before the Closing Date, Javier Rivera and Ricardo Gomez shall have entered --------------------- into an employment agreement with Buyer.

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

                  B. Each document required to be delivered pursuant to Section
2.5 mush have been delivered by closing, and each of the other covenants and obligations in Section 6 must have been performed and complied with in all respects.

          C. The results of any investigation performed by Seller in connection with Sections 6.1 shall be satisfactory to Seller in its sole discretion.

8.3. Consents. Each of the Consents identified in Schedule 3.2 of the Disclosure Schedule must have been -------- ------------- obtained and must be in full force and effect.

8.4. Additional Documents. Buyer must have caused documents to be delivered to Seller, as Seller may reasonably --------------------- request, for the purpose of (i) evidencing the accuracy of any representation or warranty of Buyer; (ii) evidencing the performance by Buyer of, or the compliance by Buyer with, any covenant or obligation required to be performed or complied with by Buyer; (iii) evidencing the satisfaction of any condition referred to in this Section 8. or
(iv) otherwise facilitating the consummation of any of the Contemplated Transactions.

8.5. No Proceedings. Since the date of this Agreement, there must not have been commenced or Threatened against -------------- Seller, or against any Person affiliated with Seller, any Proceeding (i) involving any challenge to, or seeking Damages or other relief in connection with, any of the Contemplated Transactions or (ii) that has or may have the effect of preventing, delaying, making illegal, or otherwise interfering with any of the Contemplated Transactions.

8.6. No Prohibition. Neither the consummation nor the performance of any of the Contemplated Transaction will, -------------- directly or indirectly (with or without notice or lapse of time), materially contravene, or conflict with, or result in a material violation of, or cause Seller or any Person affiliated with Seller to suffer any material adverse consequence under, (i) any applicable Legal Requirement or Order or (ii) any Legal Requirement or Order that has been published, introduced or otherwise proposed by or before any Governmental Body.

8.7. Board of Directors of Buyer. Seller shall nominate and elect to the Board of Directors of Buyer, two (2) ---------------------------
individuals of Seller's choosing.

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

               (ii) By Seller, if any of the conditions in Section 7. have not been satisfied of the Closing Date or if satisfaction of such a condition is or becomes impossible (other than through the failure of Seller to comply with their obligations under this Agreement) and Seller has not waived such condition on or before the Closing Date; or

          C. By mutual consent of Buyer and Seller; or

          D. By either Buyer or Seller if the Closing has not occurred (other than through the failure of any party seeking to terminate this Agreement to comply fully with its obligations under this Agreement) on or before February 15, 2001, or such later date as the parties may agree upon.

9.2. Effect of Termination. Each party's right of termination under Section 9.1. is in addition to any other ---------------------- rights it may have under this Agreement or otherwise, and the exercise of a right of termination will not be an election of remedies. If this Agreement is terminated pursuant to Section

9.1., all further obligations of the parties under this Agreement will terminate, except that the obligations in Sections 12.1. and 12.3. will survive; provided, however, that if this Agreement is terminated by a party because of the Breach of the Agreement by the other party or because one (1) or more of the conditions to the terminating party's obligations under this Agreement is not satisfied as a result of the other party's failure to comply with its obligations under this Agreement, the terminating party's right to pursue all legal remedies will survive such termination unimpaired.

10.      INDEMNIFICATION; REMEDIES.
10.1. Agreement by Seller to Indemnify. Subject to Section 11.4, Seller (the "Seller Indemnifying Party"), agrees that it will indemnify and hold Buyer harmless in respect of the aggregate of all Indemnifiable Damages of Buyer.

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

         The foregoing obligation of Seller Indemnifying Party to indemnify Buyer shall be subject to each of the following principles or qualifications:

                  1. Each of the representations and warranties made by Seller in this Agreement or pursuant hereto, shall survive for a period of one (1) year after the Closing; provided, however, that the representations and warranties made by Seller to the extent they relate to Seller's title to the Shares shall survive forever and that the representations and warranties made in Section 3.8. hereof ("Taxes") shall in each case survive until the first (1st) anniversary of the later of:

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

10.2. Agreements by Buyer to Indemnify. Buyer (the "Buyer Indemnifying Party"), agrees to indemnify and hold ---------------------------------- Seller harmless in respect of the aggregate of all Indemnifiable Damages of any of Seller Indemnified Parties.

         For this purpose, "Indemnifiable Damages" of Seller means the aggregate of all Damages incurred or suffered by Seller resulting from:

               A. Any inaccurate representation or warranty made by Buyer or pursuant to this Agreement; or

               B. Any default in the performance of any of the covenants or agreements made by Buyer in this Agreement.

         With respect to the measurement of "Indemnifiable Damages", Seller shall have the right to be put in the same financial position as it would have been had each of the representations and warranties of Buyer been true and correct and had each of the covenants of Buyer been performed in full.

         The amount of any Indemnifiable Damages otherwise payable to any Seller hereunder shall be reduced if the Indemnifiable Damages incurred by Seller will provide Seller with income tax deductions or credits. The amount of the reduction shall be the amount of the actual cash tax savings realized by Seller as a result of such deductions or credits discounted to its present value as of the date of the payment of the Indemnifiable Damages from the date such Indemnifiable Damages were incurred by Seller at the rate of interest charged on such date by the Internal Revenue Service on underpayment of taxes.

         The foregoing obligation of Buyer Indemnifying Party to indemnify Seller shall be subject to each of the following principles or qualifications:

                  10.2.1 Each of the representations and warranties made by Buyer in this Agreement or pursuant hereto shall survive for a period of one (1) year after the Closing Date.

         No claim for the recovery of Indemnifiable Damages may be asserted by Seller against Buyer Indemnifying Party or its successors in interest after such representations and warranties shall be thus extinguished; provided, however, that claims first asserted in writing within the applicable period shall not thereafter be barred. 10.3. Matters Involving Third Parties. If any third party shall notify Buyer or Seller (the "Indemnified Party") with respect to any matter which may give rise to a claim for indemnification against any other Party (the "Indemnifying Party") under this Section 10., then the Indemnified Party shall notify each Indemnifying Party thereof promptly; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any liability or obligation hereunder unless (and then solely to the extent that) the Indemnifying Party thereby is Damaged.

         If any Indemnifying Party notifies the Indemnified Party within fifteen
(15) days after the Indemnified Party has given notice of the matter that the Indemnifying Party is assuming the defense thereof, then:

          A. The Indemnifying Party will defend the Indemnified Party against the matter with counsel of its choice satisfactory to the Indemnified Party;

          B. The Indemnified Party may retain separate co-counsel at its sole cost and expense (except that the Indemnifying Party will be responsible for the fees and expenses of the separate co-counsel to the extent the Indemnified Party reasonably concludes after consultation with Indemnifying Party's counsel, that the counsel the Indemnifying Party has selected has a conflict of interest);

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

         10.4. Limitations on Indemnification. Notwithstanding the provisions of Sections 10.1 or 10.2 hereof, neither party shall have any liability to indemnify the other until and to the extent that the aggregate amount of indemnifiable claims hereunder equals or exceeds $5,000, and the cap on any indemnification claims hereunder shall in no event exceed an amount equal to one half of the value of Buyer's Stock transferred hereunder valued as of the Closing Date. The parties agree that: (1) any and all liability of each Seller under this Agreement or pursuant hereto shall be the several liability of the Seller in question and not the joint liability of the Sellers as a group, and
(2) if a liability is applicable to all of the Sellers, the extent of the liability of each Seller shall be the particular Seller's pro-rata share of such liability based on the ownership of the Shares by such Seller. 11. POST-CLOSING AGREEMENTS.
11.1. Consistency in Reporting. Each party hereto agrees that: the Contemplated Transactions shall be reported for Federal income tax purposes consistent with the provisions of this Agreement and if the characterization of any transaction contemplated in this Agreement or any ancillary or collateral transaction is challenged, each party hereto will testify, affirm and ratify that the characterization contemplated in such agreement was with the characterization intended by the party; provided, however, that nothing herein shall be construed as giving rise to any obligation if the reporting position is determined to be incorrect by final decision of a court of competent jurisdiction.
11.2. Adjustment of Purchase Price. 11.6. In the event that the average closing price of Buyer's common stock (as quoted on the Bloomberg) 11.16. for the five
(5) trading days immediately prior to the first anniversary date of this Agreement, 11.18. drop below One and No/100 United States Dollar (US$1.00) per share, Buyer shall issue to Seller a number of shares of Buyer's common stock which, when added to the two million (2,000,000) shares of Buyer's common stock previously issued to Seller pursuant to Paragraph 2.2 hereof, causes the total amount of Buyers stock issued to Seller to equal Two Million Dollars ($2,000,000.00) of Buyer's common stock as quoted on the Bloomberg as of closing on the anniversary of this Agreement. The additional stock as provided for in this paragraph shall have piggyback registration rights in any registration statement (as may be allowed by the United States Securities and Exchange Commission) which may be filed by the Buyer immediately following the anniversary of this Agreement. Should Buyer's stock not fall below One Dollar ($1.00) no additional shares shall be issued to Seller by Buyer.
12.      GENERAL PROVISIONS.
12.1. Expenses. Except as otherwise expressly provided in this Agreement, each party to this Agreement will bear its respective expenses incurred in connection with the preparation, execution, and performance of this Agreement and the Contemplated Transactions, including all fees and expenses of agents, representatives, counsel, and accountants.

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

         Seller and Buyer will consult with each other concerning the means by which the Company's employees, customers, and suppliers and others having dealings with Seller will be informed of the Contemplated Transactions, and Buyer will have the right to be present for any such communication.
12.3. Confidentiality. Between the date of this Agreement and the Closing Date and for a period of three (3) years after the date of this Agreement if the Contemplated Transactions are not consummated, Buyer and Seller will maintain in confidence, and will cause the directors, officers, employees, agents, and advisors of Buyer and the Company to maintain in confidence, and not use to the detriment of another party or the Company any written, oral, or other information obtained in confidence from another party or Company in connection with this Agreement or the Contemplated Transactions, unless:

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

                  Seller:               ICON Computer Parts, Corp.
                                        Av. Andalucia #516
                                        Puerto Nuevo
                                        San Juan, Puerto Rico  00920



                  Buyer:                Elite Technologies, Inc.
                                        5050 Oakbrook Parkway
                                        Suite 100
                                        Norcross, GA  30328

                  With a copy to:       Morris, Manning & Martin, L.L.P.
                                        1600 Atlanta Financial Center
                                        3343 Peachtree Road, N.E.
                                        Atlanta, Georgia 30326-1044
                                        Attention:   Bryan G. Harrison, Esq.
                                        Telecopy No.:  (404) 365-9532
12.5. Jurisdiction; Service of Process. Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement must be brought against any of the parties in the courts of the State of Georgia, County of Gwinnett, or, if it has or can acquire jurisdiction, in the United States District Court for the Northern District of Georgia, and each of the parties consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on any party anywhere in the world.
12.6. Further Assurances. The parties agree (i) to furnish upon request to each other such further information; (ii) to execute and deliver to each other such other documents and (iii) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement and the documents referred to in this Agreement.
12.7. Waiver. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power, or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege.

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

                  B. In the event of any inconsistency between the statements in the body of this Agreement and those in the Disclosure Schedule (other than an exception expressly set forth as such in the Disclosure Schedule with respect to a specifically identified representation or warranty), the statements in the body of this Agreement will control.
12.10. Assignments, Successors and No Third-Party Rights. Neither party may assign any of its rights under this Agreement without the prior consent of the other parties, which will not be unreasonably withheld, except that Buyer may assign any of its rights under this Agreement to any Subsidiary of Buyer; provided, however, Buyer will continue to be responsible for its representations, warranties, covenants, indemnities, and obligations under this Agreement. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties.

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

12.13. Time of Essence. With regard to all dates and time periods set forth or referred to in this Agreement, ---------------- time is of the essence.

12.14. Governing Law. This Agreement will be governed by the laws of the State of Georgia without regard to -------------- conflicts of laws principles.

12.15. Counterparts. This Agreement may be executed in one or more counterparts, each of which will be deemed to ------------ be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement.

         IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first written above.



Schedule 3.2

         None.

Schedule 3.4

         ATTACH AUDITED BALANCE SHEETS & FINANCIAL STATEMENTS OF SELLER.

Schedule 3.6

     LIST ENCUMBRANCES/MORTGAGES ON AV. ANDALUCIA PROPERTY (need date of mortgage, current balance, name and address of mortgagee, and recording info).

Schedule 3.7

         None.

Schedule 3.8

         None.

Schedule 3.10.1

         None.

Schedule 3.11

         None.



Schedule 3.12

         None.

Schedule 3.13

         None.

Schedule 3.14A)

         None.

Schedule 3.14B)

         None.

Schedule 3.14C)

         None.

Schedule 3.15(B)

         None.

Schedule 3.16

         None.

Schedule 3.17

         None.

Schedule 3.18

         None.

                                    EXHIBITS


    Exhibit A                  Promissory Note

    Exhibit B                  Pledge Agreement

    Exhibit C                  Stock Option Agreement

    Exhibit D                  Seller's Confirmation of Reps and Warranties
    ---------

    Exhibit E                  Mutual Release

    Exhibit F                  Buyer's Confirmation of Reps and Warranties
    ---------

    Exhibit G                  Registration Rights Agreement

    Exhibit H                  Twelve Month Budget




                                    EXHIBIT A


                                 PROMISSORY NOTE


THIS PROMISSORY NOTE [hereinafter referred to as this "Note"] in the principal amount of $5,000.00, executed in Norcross, Gwinnett County, Georgia, as of February 15, 2001,


                              W I T N E S S E T H:


That for value received, the undersigned promises to pay to the order of ICON COMPUTER PARTS, CORP., at Av. Andalucia #516, Puerto Nuevo, San Juan, Puerto Rico 00920, or at such place as the holder of this Note may designate in writing, the principal sum of Five Thousand and No/100 United States Dollars (US$5,000.00).

         This Note is to be repaid as follows:

         Payment is to be made in twenty-four (24) installments. Each installment shall be in the amount of Two Hundred Eight and 33/100 United States Dollars (US$208.33). Payments shall be due and payable on the first (1st) day of each month, with the first such payment due and payable on March 1, 2001.

         This Note may be prepaid in whole or in part without penalty.

Time is of the essence of this Note.

If default be made in the payment of this Note, and if the same is placed in the hands of an attorney at law for collection, the undersigned hereby agrees to pay all costs of collection including a reasonable attorney's fee. Presentment, protest, and notice are hereby waived.


                              Elite Technologies, Inc., Maker


                              By:  ______________________________
                                 ---------------------------------









                                    EXHIBIT B


                                PLEDGE AGREEMENT


There is no pledge agreement.
                                    EXHIBIT C


                             STOCK OPTION AGREEMENT


There is no stock option agreement.
                                    EXHIBIT D


                  SELLER'S CONFIRMATION OF REPS AND WARRANTIES


The Seller does hereby confirm that, as of the date of consummation of the transaction contemplated herein, all of the representations and warranties made by the Seller herein are true, accurate, and complete.
                                    EXHIBIT E




                                 MUTUAL RELEASE

                                    EXHIBIT F


                   BUYER'S CONFIRMATION OF REPS AND WARRANTIES


The Buyer does hereby confirm that, as of the date of consummation of the transaction contemplated herein, all of the representations and warranties made by the Buyer herein are true, accurate, and complete.
                                    EXHIBIT G


                          REGISTRATION RIGHTS AGREEMENT

                                    EXHIBIT H


                               TWELVE MONTH BUDGET


 .

                            stock purchase agreement

                                   made as of

                                 June 28, 2001,

                                     Between

                            Elite Technologies, inc.,
                                     buyer,

                                       and

                                Worldtouch, INc.
                         Justin Holbrook, Individually,
                          Todd Holbrook, Individually,
                                    seller(S)

                                      -41-
                                table of contents

                                                                       Page


1.       DEFINITIONS.                                                     1


         1.1.                                         "APPLICABLE CONTRACT"
         1
         1.2.                                                      "BREACH"
         1
         1.3.                                                       "BUYER"
         1
         1.4.                                                     "CLOSING"
         1
         1.5.                                                "CLOSING DATE"
         1
         1.7.                                                     "CONSENT"
         1
         1.8.                                   "CONTEMPLATED TRANSACTIONS"
         2
         1.9.                                                    "CONTRACT"
         2
         1.10.                                                    "DAMAGES"
         2
         1.11.                                        "DISCLOSURE SCHEDULE"
         2
         1.12.                                                "ENCUMBRANCE"
         2
         1.13.                                 "ENVIRONMENTAL REQUIREMENTS"
         2
         1.14.                                                      "ERISA"
         2
         1.15.                                                 "FACILITIES"
         2
         1.16.                                                       "GAAP"
         2
         1.17.                                 "GOVERNMENTAL AUTHORIZATION"
         3
         1.18.                                          "GOVERNMENTAL BODY"
         3
         1.19.                                                        "IRC"
         3
         1.20.                                                        "IRS"
         3
         1.21.                                                  "KNOWLEDGE"
         3
         1.22.                                          "LEGAL REQUIREMENT"
         3
         1.23.                                           "OPERATING INCOME"
         3
         1.24.                                                      "ORDER"
         4
         1.25.                                "ORDINARY COURSE OF BUSINESS"
         4
         1.26.                                   "ORGANIZATIONAL DOCUMENTS"
         4
         1.27.                                                     "PERSON"
         4
         1.28.                                                       "PLAN"
         4
         1.29.                                                 "PROCEEDING"
         4
         1.30.                                             "RELATED PERSON"
         4
         1.31.                                             "REPRESENTATIVE"
         5
         1.32.                                             "SECURITIES ACT"
         5
         1.33.                                                     "SELLER"
         5
         1.34.                                                     "SHARES"
         5
         1.35.                                                 "SUBSIDIARY"
         6
         1.36.                                                 "TAX RETURN"
         6
         1.37.                                                 "THREATENED"
         6


2.       TRANSFER OF SHARES; CONSIDERATION AMOUNT; CLOSING.                6
----------------------------------------------------------------------------


         2.1.                                                         SHARES.
         ----                                                       ------
         6
         2.2.                             BUYER'S PAYMENT OF CONSIDERATION.
         ----                             --------------------------------
         6
         2.3.                                                      CLOSING.
         ----                                                      -------
         6
         2.4.                                          CLOSING OBLIGATIONS.
         ----                                          -------------------
         6


3.       REPRESENTATIONS AND WARRANTIES OF SELLER.                            8


         3.1.                            ORGANIZATION AND GOOD STANDING.
         ----                            ------------------------------
         8
         3.2.                                    AUTHORITY; NO CONFLICT.
         ----                                    ----------------------
         8
         3.3.                                            CAPITALIZATION.
         ----                                            --------------
         9
         3.4.                                      FINANCIAL STATEMENTS.
         ----                                      --------------------
         10
         3.5.                                         BOOKS AND RECORDS.
         ----                                         -----------------
         10
         3.6.   TITLE TO PROPERTIES; ENCUMBRANCES.  EXCEPT AS SET FORTH ON
EXHIBIT 3.6,
         ----                              ---------------------------------
         10
         3.7.                                        NO UNDISCLOSED LIABILITIES.
         ----                                        --------------------------
         11
         3.8.                                                             TAXES.
         ----                                                             -----
         11
         3.9.                                        NO MATERIAL ADVERSE CHANGE.
         ----                                        --------------------------
         11
         3.10.                                        EMPLOYEE BENEFITS MATTERS.
         -----                                        -------------------------
         11
         3.11.   OMPLIANCE WITH LEGAL REQUIREMENTS; GOVERNMENTAL AUTHORIZATIONS.
         -----   --------------------------------------------------------------
         12
         3.12.                                        LEGAL PROCEEDINGS; ORDERS.
         -----                                        -------------------------
         13
         3.13.                            ABSENCE OF CERTAIN CHANGES AND EVENTS.
         -----                            -------------------------------------
         14
         3.14.                                           CONTRACTS; NO DEFAULTS.
         -----                                           ----------------------
         15
         3.15.                                                        INSURANCE.
         -----                                                        ---------
         16
         3.16.                                            ENVIRONMENTAL MATTERS.
         -----                                            ---------------------
         17
         3.17.                                                 EMPLOYEE MATTERS.
         -----                                                 ----------------
         17
         3.18.                      INTELLECTUAL PROPERTY RIGHTS OF THE COMPANY.
         -----                      -------------------------------------------
         18
         3.19.                                                 CERTAIN PAYMENTS.
         -----                                                 ----------------
         20
         3.20.                                                       DISCLOSURE.
         -----                                                       ----------
         20
         3.21.                                               BROKERS OR FINDERS.
         -----                                               ------------------
         20
         3.22.                                            CONTINUED PERFORMANCE.
         -----                                            ---------------------
         20


4.       REPRESENTATIONS AND WARRANTIES OF BUYER.                             21


         4.1.                             ORGANIZATION AND GOOD STANDING.
         ----                             ------------------------------
         21
         4.2.                                                  AUTHORITY.
         ----                                                  ---------
         21
         4.3.      INVESTMENT INTENT; RECEIPT OF INFORMATION; EXPERIENCE.
         ----      -----------------------------------------------------
         21
         4.4.                                        CERTAIN PROCEEDINGS.
         ----                                        -------------------
         21
         4.5.                                         BROKERS OR FINDERS.
         ----                                         ------------------
         21


5.       COVENANTS OF SELLER PRIOR TO CLOSING DATE.                 22
----------------------------------------------------------------------


         5.1.                                ACCESS AND INVESTIGATION.
         ----                                ------------------------
         22
         5.2.                OPERATION OF THE BUSINESS OF THE COMPANY.
         ----                ----------------------------------------
         22
         5.3.                                       NEGATIVE COVENANT.
         ----                                       -----------------
         23
         5.4.                                      REQUIRED APPROVALS.
         ----                                      ------------------
         23
         5.5.                                            NOTIFICATION.
         ----                                            ------------
         23
         5.6.                                          NO NEGOTIATION.
         ----                                          --------------
         23
         5.7.                                CLOSING OF BANK ACCOUNTS.
         ----                                ------------------------
         23


6.       COVENANTS OF BUYER PRIOR TO CLOSING DATE.                    24
------------------------------------------------------------------------


         6.1.          APPROVALS OF GOVERNMENTAL BODIES/THIRD PARTY CONSENTS.
         ----          -----------------------------------------------------
         24
         6.2.                                       ACCESS AND INVESTIGATION.
         ----                                       ------------------------
         24
         6.3.                       OPERATION OF THE BUSINESS OF THE COMPANY.
         ----                       ----------------------------------------
         24
         6.4.                                                   NOTIFICATION.
         ----                                                   ------------
         25


7.       CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE.                25
----------------------------------------------------------------------------


         7.1.                              ACCURACY OF REPRESENATIONS.
         ----                              --------------------------
         25
         7.2.                                    SELLER'S PERFORMANCE.
         ----                                    --------------------
         25
         7.3.                                                CONSENTS.
         ----                                                --------
         25
         7.4.                                    ADDITIONAL DOCUMENTS.
         ----                                    --------------------
         25
         7.5.                                          NO PROCEEDINGS.
         ----                                          --------------
         26
         7.6.     NO CLAIM REGARDING STOCK OWNERSHIP OR SALE PROCEEDS.
         ----     ---------------------------------------------------
         26
         7.7.                                          NO PROHIBITION.
         ----                                          --------------
         26
         7.8.                                    EMPLOYMENT AGREEMENT.
         ----                                    --------------------
         26


8.       CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE.            26
----------------------------------------------------------------------------


         8.1.                                  ACCURACY OF REPRESENTATIONS.
         ----                                  ---------------------------
         26
         8.2.                                          BUYER'S PERFORMANCE.
         ----                                          -------------------
         26
         8.3.                                                     CONSENTS.
         ----                                                     --------
         27
         8.4.                                         ADDITIONAL DOCUMENTS.
         ----                                         --------------------
         27
         8.5.                                               NO PROCEEDINGS.
         ----                                               --------------
         27
         8.6.                                               NO PROHIBITION.
         ----                                               --------------
         27
         8.7.                                 BOARD OF DIRECTOR'S OF BUYER.
         ----                                 ----------------------------
         27


9.       TERMINATION.                                                    27


         9.1.                                           TERMINATION EVENTS.
         ----                                           ------------------
         27
         9.2.                                        EFFECT OF TERMINATION.
         ----                                        ---------------------
         28


10.      INDEMNIFICATION; REMEDIES.                                      28
---------------------------------------------------------------------------


         10.1.                             AGREEMENT BY SELLER TO INDEMNIFY.,
         -----                             --------------------------------
         28
         10.2.                              AGREEMENTS BY BUYER TO INDEMNIFY.
         -----                              --------------------------------
         29
         10.3.                               MATTERS INVOLVING THIRD PARTIES.
         -----                               -------------------------------
         30


11.      POST-CLOSING AGREEMENTS.                                          31
-----------------------------------------------------------------------------


         11.1.                                      CONSISTENCY IN REPORTING.
         -----                                      ------------------------
         31


12.      GENERAL PROVISIONS.                                               31
-----------------------------------------------------------------------------


         12.1.                                                      EXPENSES.
         -----                                                      --------
         31
         12.2.                                          PUBLIC ANNOUNCEMENTS.
         -----                                          --------------------
         31
         12.3.                                               CONFIDENTIALITY.
         -----                                               ---------------
         32
         12.4.                                                       NOTICES.
         -----                                                       -------
         32
         12.5.                              JURISDICTION; SERVICE OF PROCESS.
         -----                              --------------------------------
         33
         12.6.                                            FURTHER ASSURANCES.
         -----                                            ------------------
         33
         12.7.                                                        WAIVER.
         -----                                                        ------
         33
         12.8.                             ENTIRE AGREEMENT AND MODIFICATION.
         -----                             ---------------------------------
         34
         12.9.                                           DISCLOSURE SCHEDULE.
         -----                                           -------------------
         34
         12.10.             ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS.
         ------             -------------------------------------------------
         34
         12.11.                                                 SEVERABILITY.
         ------                                                 ------------
         34
         12.12.                               SECTION HEADINGS; CONSTRUCTION.
         ------                               ------------------------------
         34
         12.13.                                              TIME OF ESSENCE.
         ------                                              ---------------
         35
         12.14.                                                GOVERNING LAW.
         ------                                                -------------
         35
         12.15.                                                 COUNTERPARTS.
         ------                                                 ------------
         35

                            Stock Purchase Agreement


         THIS STOCK PURCHASE AGREEMENT ("Agreement") is made as of July 1, 2001, by Elite Technologies, Inc., a Texas corporation, ("Buyer"), and Worldtouch, Inc., a Deleware Corporation (hereinafter referred to as the "Company"), Todd Holbrook, individually, and Justin Holbrook, individually (hereinafter collectively referred to as "Shareholder of Seller"), which together and individually shall be collectively hereinafter referred to as "Seller" in the appropriate context.

                                    RECITALS:

         Seller desires to sell, and Buyer desires to purchase, all of the issued and outstanding shares (the "Shares") of capital stock of the Company, for the consideration and on the terms set forth in this Agreement.

                                    AGREEMENT

         The parties, intending to be legally bound, agree as follows:
13.      DEFINITIONS.

         For purposes of this Agreement, the following terms have the meanings specified or referred to in this Section 1.: 13.1. "Applicable Contract" - any Contract (i) under which Seller or Company has or may acquire any rights; (ii) under which Seller or Company has or may become subject to any obligation or liability or (iii) by which Seller or Company or any of the assets owned or used by it is or may become bound.
13.2. "Breach" - a "Breach" of a representation, warranty, covenant, obligation, or other provision of this Agreement or any instrument delivered pursuant to this Agreement will be deemed to have occurred if there is or has been (i) any inaccuracy in or breach of, or any failure to perform or comply with, such representation, warranty, covenant, obligation, or other provision or (ii) any claim (by any Person) or other occurrence or circumstance that is or was inconsistent with such representation, warranty, covenant, obligation, or other provision, and the term "Breach" means any such inaccuracy, breach, failure, claim, occurrence or circumstance. 13.3. "Buyer" - as defined in the first paragraph of this Agreement.
13.4.     "Closing" - as defined in Section 2.3.

     13.5. "Closing Date" - the date and time as of which the Closing actually takes place.

         1.7      "Company" - Worldtouch, Inc.

     13.7. "Consent" - any approval, consent, ratification, waiver, or other authorization (including any Governmental Authorization).

13.8. "Contemplated Transactions" - all of the transactions contemplated by this Agreement, including:

     A. The transfer of the Shares by Seller to Buyer;

     B. The execution, delivery, and performance of the Closing Obligations set forth in Section 2.4;

     C. The performance by Buyer and Seller of their respective covenants and obligations under this Agreement; and

         D. Buyer's acquisition and ownership of the Shares and exercise of control over the Company; and 13.9. "Contract" - any agreement, contract, obligation, promise, or undertaking (whether written or oral and whether express or implied) that is legally binding.
13.10. "Damages" - any loss, liability, claim, damages (including, without limitation, incidental and consequential damages), expense (including, without limitation, costs of investigation and defense and reasonable attorneys' fees) or diminution of value, whether or not involving a third party.
13.11. "Disclosure Schedule" - the disclosure schedule delivered by Seller to Buyer concurrently with the execution and delivery of this Agreement. 13.12. "Encumbrance" - any charge, claim, community property interest, condition, equitable interest, lien, option, pledge, security interest, right of first refusal, or restriction of any kind, including any restriction on use, voting, transfer, receipt of income, or exercise of any other attribute of ownership.
13.13. "Environmental Requirements" - means federal, state and local laws relating to pollution or protection of the environment, including laws or provisions relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, or hazardous or toxic materials, substances, or wastes into air, surface water, groundwater, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants or hazardous or toxic materials, substances, or wastes. 13.14. "ERISA" - the Employee Retirement Income Security Act of 1974 or any successor law, and regulations and rules issued pursuant to that Act or any successor law.
13.15. "Facilities" - any real property, leaseholds, or other interests currently or formerly owned or operated by Seller and any buildings, plants, structures, or equipment (including motor vehicles) currently or formerly owned or operated by Seller.
13.16. "GAAP" - generally accepted United States accounting principles, applied on a basis consistent with the basis on which the financial statements referred to in Section 3.4. were prepared. 13.17. "Governmental Authorization" - any approval, consent, license, permit, waiver, or other authorization issued, granted, given, or otherwise made available by or under the authority of any Governmental Body or pursuant to any Legal Requirement.
13.18.   "Governmental Body" - any:

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

     D. Multi-national organization or body; or

     E. Body exercising, or entitled to exercise, any administrative, executive, judicial, legislative, police, regulatory, or taxing authority or power of any nature. 13.19. "IRC" - the Internal Revenue Code of 1986 or any successor law, and regulations issued by the IRS pursuant to the Internal Revenue Code or any successor law.

13.20. "IRS" - the United States Internal Revenue Service or any successor agency, and, to the extent relevant, the United States Department of the Treasury. 13.21. "Knowledge" - an individual will be deemed to have "Knowledge" of a particular fact or other matter if:

     A. Such individual is actually aware of such fact or other matter; or

     B. A prudent individual given his position with the Company could be reasonably expected to discover or otherwise become aware of such fact or other matter. With Respect to Seller, "Knowledge of Seller" shall mean knowledge of Suresh Gupta. 13.22. "Legal Requirement" - any federal, state, local, municipal, foreign, international, multinational, or other administrative order, constitution, law, ordinance, principle of common law, regulation, statute, or treaty. 13.23. "Operating Income" - means the net income of the Company determined in accordance with GAAP before income taxes and after all other charges except:

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

13.24. "Order" - any award, decision, injunction, judgment, order, ruling, subpoena, or verdict entered, issued, made, or rendered by any court, administrative agency, or other Governmental Body or by any arbitrator. 13.25. "Ordinary Course of Business" - an action taken by a Person will be deemed to have been taken in the "Ordinary Course of Business" only if:

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

13.26. "Organizational Documents" - (i) the Articles or Certificate of Incorporation and the Bylaws of a corporation; (ii) any charter or similar document adopted or filed in connection with the creation, formation, or organization of a Person and (iii) any amendment to any of the foregoing.
13.27. "Person" - any individual, corporation (including any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union, or other entity or Governmental Body.
13.28.   "Plan" - as defined in Section 3.10.1.
13.29. "Proceeding" - any action, arbitration, audit, hearing, investigation, litigation, or suit (whether civil, criminal, administrative, investigative, or informal) commenced, brought, conducted, or heard by or before, or otherwise involving, any Governmental Body or arbitrator.
13.30.   "Related Person" - with respect to a particular individual:

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

         For purposes of this definition, (i) the "Family" of an individual includes (1) the individual; (2) the individual's spouse and former spouses; (3) any other natural person who is the child or sibling of such person; and (4) any other natural person who resides with such individual and (ii) "Material Interest" means direct or indirect beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of voting securities or other voting interests representing at least five percent (5%) of the outstanding voting power of a Person or equity securities or other equity interests representing at least five percent (5%) of the outstanding equity securities or equity interests in a Person.
13.31. "Representative" - with respect to a particular Person, any director, officer, employee, agent, consultant, advisor, or other representative of such Person, including legal counsel, accountants, and financial advisors. 13.32. "Securities Act" - the Securities Act of 1933 or any successor law, and regulations and rules issued pursuant to that Act or any successor law.
13.33.   "Seller" - as defined in the first paragraph of this Agreement.
13.34.   "Shares" - as defined in the Recitals of this Agreement.
13.35. "Subsidiary" - with respect to any Person (the "Owner"), any corporation or other Person of which securities or other interests having the power to elect a majority of that corporation's or other Person's board of directors or similar governing body, or otherwise having the power to direct the business and policies of that corporation or other Person (other than securities or other interests having such power only upon the happening of a contingency that has not occurred) are held by the Owner or one (1) or more of its Subsidiaries; [when used without reference to a particular Person, "Subsidiary" means a Subsidiary of the Company]. 13.36. "Tax Return" - any return (including any information return), report, statement, schedule, notice, form, or other document or information filed with or submitted to, or required to be filed with or submitted to, any Governmental Body in connection with the determination, assessment, collection, or payment of any Tax or in connection with the administration, implementation, or enforcement of or compliance with any Legal Requirement relating to any Tax.

13.37. "Threatened" - a claim, Proceeding, dispute, action, or other matter will be deemed to have been "Threatened" if any demand or statement has been made (orally or in writing) or any notice has been given (orally or in writing), that would lead a prudent Person to conclude that such a claim, Proceeding, dispute, action, or other matter is likely to be asserted, commenced, taken, or otherwise pursued in the future.

14.      TRANSFER OF SHARES; CONSIDERATION AMOUNT; CLOSING.

14.1. Shares. In exchange for the transfer of the consideration, as set forth in
Section 2.2, and subject to the terms and conditions of this Agreement, at the Closing, Seller will transfer the all the Shares of Seller to Buyer. 14.2. Buyer's Payment of Consideration. In exchange for the transfer of Seller's Shares, and subject to the terms and conditions of this Agreement, at the Closing, Buyer shall transfer to Seller Seven Hundred Fifty Thousand (750,000) shares of Buyers common stock (hereinafter referred to as "Buyers Stock"). Buyers Stock shall be restricted as defined in Rule 144 of the Securities Act of 1934 as amended, and shall contain a restrictive legend stating such.

         2.3 Closing.  The  purchase  and sale (the  "Closing")  provided  for
             -------

in this Agreement will take place at the offices of Morris, Manning & Martin, L.L.P., at 1600 Atlanta Financial Center, 3343 Peachtree Road, N.E., Atlanta, Georgia 30326, at 10:00 a.m. (local time) on July 3, 2001, or at such other time and place as the parties may agree. Except as otherwise provided in Section 9., failure to consummate the purchase and sale provided for in this Agreement on the date and time and at the place determined pursuant to this Section 2.3. will not result in the termination of this Agreement and will not relieve any party of any obligation under this Agreement. 14.3. Closing Obligations. At the
Closing: -------------------

                  A.       Seller will deliver to Buyer:

                    (i) Certificates. Certificates representing the Shares, duly endorsed (or ------------ accompanied by duly executed stock powers) for transfer to Buyer;

                    (ii) Good Standing Certificate. A certificate evidencing the good standing of the --------------------------- Company as of a recent practicable date;

                    (iii) Certificate. A certificate substantially in the form of Exhibit D hereto, ----------- --------- executed by Seller, representing and warranting to Buyer that each of Seller's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date (giving full effect to any supplements to the Disclosure Schedule that were delivered by Seller to Buyer prior to the Closing Date in accordance with Section 5.5.);

                    (iv) Release. Seller shall have delivered to Buyer a
               release, executed by Seller, the ------- form of which is to be mutually agreed to by Seller and Buyer and attached hereto at or prior to the Closing as Exhibit E; and ---------

                    (v) All Corporate records, organizational documents, minutes of Board of Director and Shareholder meetings and corporate seal.

                  B.       Buyer will deliver to Seller:
(i) Certificate. A certificate substantially in the form of Exhibit F hereto executed by Seller, representing and warranting to Buyer that each of Seller's representations and warranties in this Agreement was accurate in all respects as of the date of this Agreement and is accurate in all respects as of the Closing Date as if made on the Closing Date giving full effect to any supplements to the Disclosure Schedule that was delivered by Seller to Buyer prior to the Closing Date in accordance with Section 6.4; and 15. REPRESENTATIONS AND WARRANTIES OF SELLER.

         Each Seller, severally and not jointly, represents and warrants to Buyer as follows:

15.1.    Organization and Good Standing.
         ------------------------------

                  A. Schedule 3.1 of the Disclosure Schedule contains a complete and accurate list of the Company's name, its jurisdiction of incorporation, other jurisdictions in which it is authorized to do business, and its capitalization (including the identity of each stockholder and the number of shares held by each).

                  The Company is a corporation duly organized, validly existing, and in good standing under the laws of Delaware, with full corporate power and authority to conduct its business as it is now being conducted, to own or use the properties and assets that it purports to own or use, and to perform all its obligations under the Contracts.

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

15.2.    Authority; No Conflict.
         ----------------------

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

                  B. Except as set forth in Schedule 3.2 of the Disclosure Schedule, neither the execution nor delivery of this Agreement nor the consummation or performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time):

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

                    (iv) Cause the Company to become subject to, or to become
               liable for the payment of, any Tax;

                    (v) Contravene, conflict with, or result in a violation or breach of any provision of, or give any Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Applicable Contract; or

                    (vi) Result in the imposition or creation of any Encumbrance upon or with respect to any of the assets owned or used by the Company.

         Except as set forth in Schedule 3.2 of the Disclosure Schedule, Seller nor the Company is or will be required to give any notice to or obtain any Consent from any Person in connection with the execution and delivery of this Agreement or the consummation or performance of any of the Contemplated Transactions. 15.3. Capitalization. The authorized equity securities of the Company consist of One Thousand (1000) shares of common stock, One Dollar ($1.00) par value per share, of which One Thousand (1000) shares are issued and outstanding and constitute the Shares.

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

         All of the outstanding equity securities of the Company have been duly authorized and validly issued and are fully paid and nonassessable. There are no Contracts without regard to the monetary value or obligations under same, relating to the issuance, sale, or transfer of any equity securities or other securities of the Company, including, but not limited to, stock options, warrants, convertible securities, redemption rights, registration rights and the like.

None of the outstanding equity securities or other securities of the Company was issued in violation of the Securities Act or any other Legal Requirement.

15.4. Financial Statements. Seller shall deliver to Buyer, at closing date or immediately thereafter, to be --------------------- attached as Schedule 3.4:
------------

                  A. Audited balance sheets of Seller as of June 28, 2001 together with the related statements of income, changes in stockholder equity and cash flow (collectively, the "Financial Statements") for the periods referred to in such financial statements.

                  B. The Financial Statements were prepared in accordance with this Agreement and with GAAP consistently applied.

         The Financial Statements and notes, if any, fairly present the financial condition and the results of operations, changes in stockholders' equity, and cash flow of the Company as at the respective dates of and for the periods referred to in such Financial Statements, all in accordance with GAAP, subject, in the case of interim Financial Statements, to normal recurring year-end adjustments (the effect of which will not, individually or in the aggregate, be materially adverse) and the absence of notes.
15.5. Books and Records. The books of account, minute books, stock record books, and other records of the Company, all of which have been made available to Buyer, are complete and correct and have been maintained in accordance with sound business practices.

         The minute books of the Company contain accurate and complete records of all meetings held of, and corporate action taken by, the stockholders, the Boards of Directors, and committees of the Boards of Directors of the Company, and no meeting of any such stockholders, Board of Directors, or committee has been held for and no material action has been taken at any meeting for which minutes have not been prepared and are not contained in such minute books. At the Closing, all of those books and records will be in the possession of Seller.
15.6. Title to Properties; Encumbrances. Except as set forth on Exhibit 3.6, Company owns (with good and marketable title in the case of real property, subject only to the Encumbrances permitted by this Section) all the properties and assets (whether real, personal, or mixed and whether tangible or intangible) that they purport to own located in the facilities owned or operated by Company or reflected as owned in the books and records of the Company, including all of the properties and assets reflected in the Financial Statements (except for assets held under capitalized leases disclosed or not required to be disclosed in Schedule 3.6 of the Disclosure Schedule which shall be attached to this Agreement as Schedule 3.6 at the Closing Date and properties and assets acquired or disposed of in the Ordinary Course of Business since the date of the Financial Statements).

         All material properties and assets reflected in the Financial Statements are free and clear of all Encumbrances, other than those to be paid in full on or prior to the Closing, those disclosed on Schedule 3.6, and liens,:

                  A.       For current taxes not yet due;

                  C.       With respect to real property:

         All property and assets of the Company shall be in the possession and control of Company at Closing, including but not limited to, all Facilities.
15.7. No Undisclosed Liabilities. Except as set forth in Schedule 3.7 of the Disclosure Schedule, Seller has no liabilities or obligations of any nature (whether known or unknown and whether absolute, accrued, contingent, or otherwise) except for liabilities or obligations reflected or reserved against in the Financial Statements and current liabilities incurred in the Ordinary Course of Business since the respective dates thereof. 15.8. Taxes. Except as set forth on Schedule 3.8 to the Disclosure Schedule, Seller has timely filed all tax returns and reports required to be filed by it, including, without limitation, all federal, state and local tax returns, and has paid in full or made adequate provision by the establishment of reserves for all taxes and other charges which have become due or which are attributable to the conduct of Seller's business prior to Closing. Seller will continue to make adequate provision for all such taxes and other charges for all periods through the Closing Date.

         Except as set forth on Schedule 3.8 to the Disclosure Schedule, Seller shall have no Knowledge of any tax deficiency proposed or threatened against the Company. There are no tax liens upon any property or assets of the Company.

         Except as set forth on Schedule 3.8 to the Disclosure Schedule, Company has made all payments of estimated taxes when due in amounts sufficient to avoid the imposition of any penalty.

         Except as set forth on Schedule 3.8 to the Disclosure Schedule, all taxes and other assessments and levies which Company was required by law to withhold or to collect have been duly withheld and collected, and have been paid over to the proper governmental entity.

         Except as set forth in Schedule 3.8 to the Disclosure Schedule, the federal and state income tax returns and local returns, if any, of Company have never been audited by the income tax authorities, nor are any such audits in process. Except as set forth in Schedule 3.8, to the Disclosure Schedule there are no outstanding agreements or waivers extending the statute of limitations applicable to any federal or state income tax returns of the Company for any period.
15.9. No Material Adverse Change. Since May 9, 2001, there has not been any material adverse change in the business, operations, properties, prospects, assets, or condition of the Company, and no event has occurred or circumstance exists that may result in such a material adverse change.
15.10.   Employee Benefits Matters.
         -------------------------

                  3.10.1 Schedule 3.10.1 lists all plans, programs, and similar agreements, commitments or arrangements, whether oral or written, maintained by or on behalf of Company or any other party that provide benefits or compensation to, or for the benefit of, current or former employees of the Company ("Plan" or "Plans"). Except as set forth on Schedule 3.10.1 to the Disclosure Schedule only current and former employees of the Company participate in the Plans. Copies of all Plans and, to the extent applicable, all related trust agreements, actuarial reports, and valuations for the most recent year, all summary plan descriptions, prospectuses, Annual Report Form 5500s or similar forms (and attachments thereto) for the most recent year, all Internal Revenue Service determination letters, and any related documents requested by Buyer, including all amendments, modifications and supplements thereto, have been delivered to Buyer, and all of the same are or will be true, correct and complete.

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

                    C. Company and its predecessors, if any, have made and as of the Closing Date will have made or accrued, all payments and contributions required, or reasonably expected to be required, to be made under the provisions of such Plan or required to be made under applicable laws, rules and regulations, with respect to any period following, such amounts to be determined using the ongoing actuarial and funding assumptions of the Plan;

                    D. Such Plan is fully funded in an amount sufficient to pay all liabilities accrued (including liabilities and obligations for health care, life insurance and other benefits after termination of employment) and claims incurred to the date hereof;

                    E. On the Closing Date such Plan will be fully funded in an amount sufficient to pay all liabilities accrued (including liabilities and obligations for health care, life insurance and other benefits after termination of employment) and claims incurred to the Closing Date, or adequate reserves will be set up on the Company's books and records, or paid-up insurance will be provided, therefore; and

                    F. Such Plan has been administrated and operated only in the ordinary and usual course and in accordance with its terms, and there has not been in the year prior hereto any increase in the liabilities of such Plan beyond increases typically experienced by employers similar to the Company. 15.11. Compliance With Legal Requirements; Governmental Authorizations.
               ---------------------------------------------------------------

       A.       Except as set forth in Schedule 3.11 of the Disclosure Schedule:
                                                  -------------

                    (i) The Company is, and at all times since March 01, 2001, has been, in full compliance with each Legal Requirement that is or was applicable to it or to the conduct or operation of its business or the ownership or use of any of its assets;

                    (ii) No event has occurred or circumstance exists that (with or without notice or lapse of time) (1) may constitute or result in a violation by Company of, or a failure on the part of Company to comply with, any Legal Requirement or (2) may give rise to any obligation on the part of Company to undertake, or to bear all or any portion of the cost of, any remedial action of any nature; and

                    (iii) Company has not received, at any time since March 01,
               2001, any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding (1) any actual, alleged, possible, or potential violation of, or failure to comply with, any Legal Requirement or (2) any actual, alleged, possible, or potential obligation on the part of Company to undertake, or to bear all or any portion of the cost of, any remedial action of any nature.

                  B. Schedule 3.11 Except as set forth in Schedule 3.11 of the Disclosure Schedule:
                           -------------                        -------------

                    (i) The Company is, and at all times since March 01, 2001, has been, in full compliance with all of the terms and requirements of any applicable Governmental Authorization;

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

                    (iii) Company has not received, at any time since March 01,
               2001, any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding (1) any actual, alleged, possible, or potential violation of or failure to comply with any term or requirement of any Governmental Authorization or (2) any actual, proposed, possible, or potential revocation, withdrawal, suspension, cancellation, termination of, or modification to any Governmental Authorization; and

                    (iv) All applications required to have been filed for the
               renewal of the Governmental Authorizations have been duly filed on a timely basis with the appropriate Governmental Bodies, and all other filings required to have been made with respect to such Governmental Authorizations have been duly made on a timely basis with the appropriate Governmental Bodies.

         Company has obtained any Governmental Authorizations necessary to permit the Company to lawfully conduct and operate its businesses in the manner currently conducted and to permit the Company to own and use its assets in the manner in which it currently owns and uses such assets.
15.12.   Legal Proceedings; Orders.
         -------------------------

                  A. Except as set forth in Schedule 3.12 of the Disclosure Schedule, there is no pending Proceeding:

                    (i) That has been commenced by or against Company or that
               otherwise relates to or may affect the business of, or any of the assets owned or used by, Company; or

                    (ii) That challenges, or that may have the effect of
               preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions.

         To the Knowledge of Seller, (i) no such Proceeding has been Threatened and (ii) no event has occurred or circumstance exists that may give rise to or serve as a basis for the commencement of any such Proceeding. Company shall have delivered to Buyer copies of all pleadings, correspondence, and other documents relating to each Proceeding listed in Schedule 3.12 of the Disclosure Schedule. The Proceedings listed in Schedule 3.12 of the Disclosure Schedule will not have a material adverse effect on the business, operations, assets, condition, or prospects of the Company.

                  B. Except as set forth in Schedule 3.12 of the Disclosure Schedule:

                    (i) There is no Order to which any of Company, or any of the assets owned or used by the Company, is subject;

                    (ii) Company is not subject to any Order that relates to the business of, or any of the assets owned or used by, the Company; and

                    (iii) No officer, director, agent, or employee of the
               Company is subject to any Order that prohibits such officer, director, agent, or employee from engaging in or continuing any conduct, activity, or practice relating to the business of the Company.

               C. Except as set forth in Schedule 3.12 of the Disclosure
          Schedule: -------------

                    (i) Company is, and at all times since March 01, 2001, has been, in full compliance with all of the terms and requirements of each Order to which it, or any of the assets owned or used by it, is or has been subject;

                    (ii) No event has occurred or circumstance exists that may constitute or result in (with or without notice or lapse of time) a violation of or failure to comply with any term or requirement of any Order to which Company, or any of the assets owned or used by Company, is subject; and

                    (iii) Company has not received, at any time since March 01,
               2001, any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding any actual, alleged, possible, or potential violation of, or failure to comply with, any term or requirement of any Order to which the Company, or any of the assets owned or used by the Company, is or has been subject. 15.13. Absence of Certain Changes and Events. Except as set forth in Schedule 3.13 of the Disclosure Schedule, since March 01, 2001, the Company has conducted its business only in the Ordinary Course of Business and there has not been any:

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

     B. Amendment to the Organizational Documents of the Company;

     C. Payment or increase by Company of any bonuses, salaries, or other compensation to any stockholder, director, officer, or (except in the Ordinary Course of Business) employee or entry into any employment, severance, or similar Contract with any director, officer, or employee;

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

     I. Material change in the accounting methods used by the Company; or

     J. Agreement, whether oral or written, by Company to do any of the foregoing. 15.14. Contracts; No Defaults. ----------------------

                  A. Except as set forth in Schedule 3.17(A) of the Disclosure Schedule:

                    (i) Other than as set forth or provided for on the Financial
               Statements, the Company has not or may not acquire any rights under, and the Company has not or may not become subject to any obligation or liability under, any Contract under which the Company is obligated to make payments totaling, or services having a value equal to, $5,000 or more except as occurring in the Ordinary Course of Business; and

                    (ii) To the Knowledge of Seller, no officer, director,
               agent, employee, consultant, or contractor of the Company is bound by any Contract that purports to limit the ability of such officer, director, agent, employee, consultant, or contractor to
               (1) engage in or continue any conduct, activity, or practice relating to the business of the Company or (2) assign to the Company or to any other Person any rights to any invention, improvement, or discovery.

          B. Except as set forth in Schedule 3.17(B) of the Disclosure Schedule, each Contract is in full force and effect and is valid and enforceable in accordance with its terms.

          C. Except as set forth in Schedule 3.17(C) of the Disclosure Schedule:


               (i) The Company is, and at all times since March 01, 2001, has been, in full compliance with all applicable terms and requirements of each Contract under which such Seller has or had any obligation or liability or by which Company or any of the assets owned or used by the Company is or was bound;

               (ii) Each other Person that has or had any obligation or liability under any Contract under which the Company has or had any rights is, and at all times since March 01, 2001, has been, in full compliance with all applicable terms and requirements of such Contract;

               (iii) No event has occurred or circumstance exists that (with or without notice or lapse of time) may contravene, conflict with, or result in a violation or breach of, or give Company or other Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Applicable Contract; and

               (iv) Company has not given to or received from any other Person, at any time since March 01, 2001, any notice or other communication (whether oral or written) regarding any actual, alleged, possible, or potential violation or breach of, or default under, any Contract.

                  F. There are no renegotiations of, attempts to renegotiate, or outstanding rights to renegotiate any material amounts paid or payable to Company under current or completed Contracts with any Person and no such Person has made written demand for such renegotiations.

                  G. The Contracts relating to the sale, design, manufacture, or provision of products or services by the Company have been entered into in the Ordinary Course of Business and have been entered into without the commission of any act alone or in concert with any other Person, or any consideration having been paid or promised, that is or would be in violation of any Legal Requirement.
15.15.   Insurance.
         ---------

                  A.       Company has delivered to Buyer:

               (i) True and complete copies of all policies of insurance to which the Company is a party or under which the Company, or any director of the Company, is or has been covered at any time within the two (2) years preceding the date of this Agreement;

               (ii) True and complete copies of all pending applications for policies of insurance; and

               (iii) Any statement by the auditor of the Company's financial statements with regard to the adequacy of such entity's coverage or of the reserves for claims.

                  B. Except as set forth on Schedule 3.15(B) of the Disclosure Schedule:

                    (i) All policies to which Seller is a party or that provide coverage to Company, or any director or officer of the Company:

                         (1) Are valid, outstanding, and enforceable;

                         (2) Taken together in the reasonable judgment of
                    Seller, provide adequate insurance coverage for the assets and the operations of the Company for all risks to which the Company are normally exposed;

                         (3) Are sufficient for compliance with all Legal
                    Requirements and Contracts to which Company is a party or which binds it;

                         (4) Will continue in full force and effect following
                    the consummation of the Contemplated Transactions; and

                         (5) Do not provide for any retrospective premium
                    adjustment or other experienced-based liability on the part of Company.

               (ii) Company has not received (1) any refusal of coverage or any notice that a defense will be afforded with reservation of rights or
          (2) any notice of cancellation or any other indication that any insurance policy is no longer in full force or effect or will not be renewed or that the issuer of any policy is not willing or able to perform its obligations thereunder.

               (iii) Company has paid all premiums due, and have otherwise performed all of their respective obligations, under each policy to which Company is a party or that provides coverage to the Company or director thereof.

               (iv) Company has given notice to the insurer of all claims that may be insured thereby.

15.16. Environmental Matters. Except as set forth in Schedule 3.16 of the Disclosure Schedule, at all times since

March 01, 2001, Company has obtained and is in compliance with all permits, licenses and other authorizations required to do business by Environmental Requirements.

15.17.   Employee Matters.
         ----------------

         Except as set forth on Schedule 3.17, at all times since March 01, 2001, Company has complied in all respects with all Legal Requirements relating to employment, equal employment opportunity, nondiscrimination, immigration, wages, hours, benefits, collective bargaining, the payment of social security and similar taxes, occupational safety and health and plant closing.

         Except as set forth on Schedule 3.17, Company is not liable for the payment of any compensation, Damages, taxes, fines, penalties, or other amounts, however, designated, for failure to comply with any of the foregoing Legal Requirements.
15.18.   Intellectual Property Rights of the Company.
         -------------------------------------------

     A. Definitions. As used in this Agreement, and in addition to any other terms defined in ----------- this Agreement, the following terms shall have the following meanings.

          (i) "Software" means any computer program, operating system, applications system, -------- firmware or software of any nature, whether operational, under development or inactive, including all object code, source code, technical manuals, compilation procedures, execution procedures, flow charts, programmers notes, user manuals and other documentation thereof, whether in machine-readable form, programming language or any other language or symbols and whether stored, encoded, recorded or written on disk, tape, film, memory device, paper or other media of any nature.

          (ii) "Owned Software" means all Software owned by the Company, whether purchased from -------------- a third party, developed by or on behalf of the Company, currently under development or otherwise.

          (iii) "Customer Software" means all Software, other than the Owned Software, that is, ----------------- directly or through Distributors, either (x) offered or provided to customers of the Company or (y) used by the Company to provide information or services to customers of the Company for a fee.

          (iv) "Seller Software" means the Owned Software and the Customer Software. ---------------

          (v) "Other Software" means all Software, other than the Company's Software, that is -------------- licensed by the Company from third parties or otherwise used by the Company for any purpose whatsoever.

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

               (8) All rights to use all of the foregoing for the periods of time permitted by law; and

               (9) All other rights in, to, and under the foregoing in all countries.

               B. Ownership and Right to License. ------------------------------
          (i) Except as set forth in Schedule 3.18 of the Disclosure Schedule, to the -------------- Knowledge of the Seller, at all times since March 01, 2001, Company has good and marketable title to the Owned Software and Intangibles attributable to the Owned Software, and have the full right to use all of the Customer Software and Other Software, and Intangibles attributable thereto, as used or required to operate Company's businesses as currently conducted and as contemplated in the future in accordance with Company's written business plans, free and clear of any liens, claims, charges or encumbrances which would affect the use of such Software in connection with the operation of Company's business as currently conducted and as contemplated in the future in accordance with Company's written business plans.

                    (ii) To the Knowledge of Seller, no rights of any third
               party not previously obtained are necessary to market, license, sell, modify, update, and/or create derivative works for any Software as used by Company in its respective businesses as currently conducted and as contemplated in the future in accordance with Seller's written business plans.

                    (iii) To the Knowledge of Seller, none of the Software or
               Intangibles or their respective past or current uses by or through Company have violated or infringed upon, or is violating or infringing upon, any Software, patent, copyright, trade secret or other Intangible of any Person. To the knowledge of Seller, Company has adequately maintained all trade secrets and copyrights with respect to such Software.

         To the Knowledge of Seller, Company has performed all obligations imposed upon it with regard to the Customer Software and Other Software which are required to be performed by it on or prior to the date hereof, and Company nor, to the Knowledge of Seller, any other party, is in breach of or default thereunder in any respect, nor to the Seller's Knowledge is there any event which with notice or lapse of time or both would constitute a default thereunder.

15.19. Certain Payments. Since March 01, 2001, neither Seller, the Company, nor any director, officer, agent, or ---------------- employee of the Company, nor to Seller's Knowledge any other Person associated with or acting for or on behalf of Seller or Company, has directly or indirectly:

                  A. Made any contribution, gift, bribe, rebate, payoff, influence payment, kickback, or other payment to any Person, private or public, regardless of form, whether in money, property, or services (i) to obtain favorable treatment in securing business; (ii) to pay for favorable treatment for business secured; (iii) to obtain special concessions or for special concessions already obtained, for or in respect of the Company or any affiliate of the Company or (iv) in violation of any Legal Requirement.

                    B. Established or maintained any fund or asset that has not been recorded in the books and records of the Company. 15.20. Disclosure. ----------

                  A. No representation or warranty of Seller in this Agreement and no statement in the Disclosure Schedule omits to state a material fact necessary to make the statements herein or therein, in light of the circumstances in which they were made, not misleading.

                    B. No notices given pursuant to Section 5.5. will contain
               any untrue statement or omit to state a material fact necessary to make the statements therein or in this Agreement, in light of the circumstances in which they were made, not misleading.

                  C. There is no fact known to Seller that has specific application to Seller or the Company (other than general economic or industry conditions) and that materially adversely affects or, as far as Seller can reasonably foresee, materially threatens, the assets, business, prospects, financial condition, or results of operations of the Company (on a consolidated basis) that has not been set forth in this Agreement or the Disclosure Schedule.
15.21. Brokers or Finders. Seller, Company and their respective agents have incurred no obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement.

         3.22 Earnout Provision. Attached hereto as Schedule 3.22 are certain milestones set for Seller, as well as corresponding additional amounts constituting additional consideration that may be contained in the Purchase Price. If, and only if, Seller meets one or more of the milestones set forth in
Schedule 3.22, Seller will receive the additional shares as set forth in the Schedule for such milestone(s). The shares issued pursuant to this paragraph shall be restricted under Rule 144 and other applicable securities laws. Buyer hereby agrees to provide commercially reasonable assistance to Seller in its efforts to meet the milestones set forth in Schedule 3.22, including but not limited to capital, business expertise, marketing, and internal operating procedures and processes.
16.      REPRESENTATIONS AND WARRANTIES OF BUYER.

         Buyer represents and warrants to Seller as follows:
16.1. Organization. Buyer is a corporation duly organized, and validly existing under the laws of Texas, with full corporate power and authority to conduct its business as it is now being conducted, to own or use the properties and assets that it purports to own or use, and to perform all its obligations under Contracts.

         4.2 Authority. This Agreement constitutes the legal, valid, and binding obligation of Buyer, enforceable against Buyer in accordance with its terms. Upon the execution and delivery by Buyer of the closing documents set forth in
Section 2.5.B (collectively, the "Buyer's Closing Documents"), the Buyer's Closing Documents will constitute the legal, valid, and binding obligations of Buyer, enforceable against Buyer in accordance with their respective terms. Buyer has the absolute and unrestricted right, power, and authority to execute and deliver this Agreement and the Buyer's Closing Documents and to perform its obligations under this Agreement and the Buyer's Closing Documents.
16.2. Investment Intent; Receipt of Information; Experience. Buyer is acquiring the Shares for its own account and not with a view to their distribution within the meaning of Section 2(11) of the Securities Act. Buyer has received all the information it considers necessary or appropriate for deciding whether to purchase the Shares. Buyer has had an opportunity to ask questions and receive answers from Seller regarding the terms and conditions of the Shares and the business, properties, prospects and financial condition of the Company and to obtain additional information (to the extent the Company and the Seller possessed such information or could acquire it without unreasonable effort or expense) necessary to verify the accuracy of any information furnished to Buyer or to which Buyer had access. Buyer is experienced in evaluating and investing in securities of companies in the development stage, is represented by legal counsel with regard to this Agreement or has voluntarily elected to forego such counsel, and has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment in the Shares.
16.3. Certain Proceedings. There is no pending Proceeding that has been commenced against Buyer and that challenges, or may have the effect of preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions. To Buyer's Knowledge, no such Proceeding has been Threatened. 16.4. Brokers or Finders. Buyer and its agents have incurred no obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement and will indemnify and hold Seller harmless from any such payment alleged to be due by or through Buyer as a result of the action of Buyer or its officers or agents.

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

4.7. SEC Filings. Except as disclosed by Buyer in Exhibit I, Buyer has timely made all filings required ------------ by the SEC.

17.      COVENANTS OF SELLER PRIOR TO CLOSING DATE.

17.1. Access and Investigation. Between the date of this Agreement and the Closing Date, Seller will, and will ------------------------- cause the Company and its Representatives to:

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

17.2. Operation of the Business of the Company. Between the date of this Agreement and the Closing Date, Seller ----------------------------------------
will:

          A. Conduct the business of the Company only in the Ordinary Course of Business;

          B. Use its commercially reasonable efforts to preserve intact the current business organization of the Company, keep available the services of the current officers, employees, and agents of the Company, and maintain the relations and good will with suppliers, customers, landlords, creditors, employees, agents, and others having business relationships with the Company or Seller;

          C. Confer with Buyer concerning operational matters of a material nature; and

          D. Otherwise report periodically to Buyer concerning the status of the business, operations, and finances of the Company.

17.3. Negative Covenant. Except as otherwise expressly permitted by this Agreement, between the date of this ------------------ Agreement and the Closing Date, Seller will not without the prior consent of Buyer, take any affirmative action, or fail to take any reasonable action within their or its control, as a result of which any of the changes or events listed in Section 3.13. is likely to occur.

17.4. Required Approvals. As promptly as practicable after the date of this Agreement, Seller will, and will cause the Company to, make all filings required by Legal Requirements to be made by them in order to consummate the Contemplated Transactions. Between the date of this Agreement and the Closing Date, Seller will, and will cause the Company to:

          A. Cooperate with Buyer with respect to all filings that Buyer reasonably elects to make or is required by Legal Requirements to make in connection with the Contemplated Transactions; and

          B. Cooperate with Buyer in obtaining all required Consents. 17.5. Notification. Between the date of this Agreement and the Closing Date, Seller will promptly notify Buyer in writing if Seller becomes aware of any fact or condition that causes or constitutes a Breach of any of Seller's representations and warranties as of the date of this Agreement, or if Seller becomes aware of the occurrence after the date of this Agreement of any fact or condition that would (except as expressly contemplated by this Agreement) cause or constitute a Breach of any such representation or warranty had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition.

         Should any such fact or condition require any change in the Disclosure
Schedule if the Disclosure Schedule were dated the date of the occurrence or discovery of any such fact or condition, Seller will promptly deliver to Buyer a supplement to the Disclosure Schedule specifying such change. During the same period, each Seller will promptly notify Buyer of the occurrence of any Breach of any covenant of Seller in this Section 5. or of the occurrence of any event that may make the satisfaction of the conditions in Section 7. impossible or unlikely. 17.6. No Negotiation. Until such time, if any, as this Agreement is terminated pursuant to Section 9., Seller will not, and will cause its Representatives not to, directly or indirectly solicit, initiate, or encourage any inquiries or proposals from, discuss or negotiate with, provide any non-public information to, or consider the merits of any unsolicited inquiries or proposals from, any Person (other than Buyer) relating to any transaction involving the sale of the business or assets (other than in the Ordinary Course of Business) of the Company, or any of the capital stock of the Company, or any merger, consolidation, business combination, or similar transaction involving Seller.

17.7. Closing of Bank Accounts. Seller shall cause the closing of all Company bank accounts for which Seller, or ------------------------ its officers and directors, have sole signature authority.

18.      COVENANTS OF BUYER PRIOR TO CLOSING DATE.
18.1. Approvals of Governmental Bodies/Third Party Consents. As promptly as practicable after the date of this Agreement, Buyer will, and will cause each of its Related Persons to, make all filings required by Legal Requirements to be made by them to consummate the Contemplated Transactions.

         Between the date of this Agreement and the Closing Date, Buyer will, and will cause each Related Person to:

          A. Cooperate with Seller with respect to all filings that Seller is required by Legal Requirements to make in connection with the Contemplated Transactions; and

          B. Cooperate with Seller in obtaining all consents identified in
     Schedule 3.2 of the ------------- Disclosure Schedule; provided that this Agreement will not require Buyer to dispose of or make any change in any portion of its business or to incur any other burden to obtain a Governmental Authorization.

18.2. Access and Investigation. Between the date of this Agreement and the Closing Date, Buyer will, and will ------------------------- cause its Representatives to:

          A. Afford Seller and its Representatives and prospective lenders and their Representatives (collectively, "Seller's Advisors") full and free access to Buyer's personnel, properties (including subsurface testing), contracts, books and records, and other documents and data;

          B. Notify Seller of any SEC filings made by Buyer immediately after it is filed with the SEC.

          C. Furnish Seller and Seller's Advisors with copies of all such contracts, books and records, and other existing documents and data as Seller may reasonably request; and

          D. Furnish Seller and Seller's Advisors with such additional financial, operating, and other data and information as Seller may reasonably request.

18.3. Operation of the Business of the Company. Between the date of this Agreement and the Closing Date, Buyer ----------------------------------------
will:

          A. Conduct the business of Buyer only in the Ordinary Course of Business; E. Timely make all filings required by the SEC; F. Use commercially reasonable efforts to preserve intact the current business organization of Buyer; and G. Confer with Seller concerning operational matters of a material nature.

18.4. Notification. Between the date of this Agreement and the Closing Date, Buyer will promptly notify Seller ------------ in writing if Buyer becomes aware of any fact or condition that causes or constitutes a Breach of any of Buyer's representations and warranties as of the date of this Agreement, or if Buyer becomes aware of the occurrence after the date of this Agreement of any fact or condition that would (except as expressly contemplated by this Agreement) cause or constitute a Breach of any such representation or warranty had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition. During the same period, Buyer will promptly notify Seller of the occurrence of any Breach of any covenant of Buyer in this Section or of the occurrence of any event that may make the satisfaction of the conditions in Section 8 impossible or unlikely.

19.      CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE.

         Buyer's obligation to purchase the Shares and to take the other actions required to be taken by Buyer at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Buyer, in whole or in part):
19.1. Accuracy of Representations. All of the Seller's representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all material respects as of the date of this Agreement, and must be accurate in all material respects as of the Closing Date as if made on the Closing Date, without giving effect to any supplement to the Disclosure Schedule.
19.2.    Seller's Performance.
         --------------------

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

19.3. Consents. Each of the Consents identified in Schedule 3.2 of the Disclosure Schedule must have been -------- ------------- obtained and must be in full force and effect.

19.4. Additional Documents. Seller shall deliver such other documents as Buyer may reasonably request for the purpose of (i) evidencing the accuracy of any of Seller's representations and warranties; (ii) evidencing the performance by Seller of, or the compliance by Seller with, any covenant or obligation required to be performed or complied with by such Seller; (iii) evidencing the satisfaction of any condition referred to in this Section 7. or (iv) otherwise facilitating the consummation or performance of any of the Contemplated Transactions. 19.5. No Proceedings. Since the date of this Agreement, there must not have been commenced or Threatened against Buyer, or against any Person affiliated with Buyer, any Proceeding (i) involving any challenge to, or seeking Damages or other relief in connection with, any of the Contemplated Transactions or (ii) that may have the effect of preventing, delaying, making illegal, or otherwise interfering with any of the Contemplated Transactions. 19.6. No Claim Regarding Stock Ownership or Sale Proceeds. There must not have been made or Threatened by any Person any claim asserting that such Person (i) is the holder or the beneficial owner of, or has the right to acquire or to obtain beneficial ownership of, any stock of, or any other voting, equity, or ownership interest in, Company or (ii) is entitled to all or any portion of the Purchase Price payable for the Shares, except as has been orally disclosed to Buyer.

19.7. No Prohibition. Neither the consummation nor the performance of any of the Contemplated Transactions will, -------------- directly or indirectly (with or without notice or lapse of time), materially contravene, or conflict with, or result in a material violation of, or cause Buyer or any Person affiliated with Buyer to suffer any material adverse consequence under, (i) any applicable Legal Requirement or Order or (ii) any Legal Requirement or Order that has been published, introduced, or otherwise proposed by or before any Governmental Body.

19.8. Employment Agreement. On or before the Closing Date, Todd Holbrook, individually, and Justin Holbrook, --------------------- individually, shall have entered into an employment agreement with Buyer.

20.      CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE.

         Seller's obligation to sell the Shares and to take the other actions required to be taken by Seller at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Seller, in whole or in part):
20.1. Accuracy of Representations. All of Buyer's representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), must have been accurate in all material respects as of the date of this Agreement and must be accurate in all material respects as of the Closing Date as if made on the Closing Date.
20.2.    Buyer's Performance.
         -------------------

          A. All of the covenants and obligations that Buyer is required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations (considered individually), must have been performed and complied with in all material respects.

          B. Each document required to be delivered pursuant to Section 2.5 mush have been delivered by closing, and each of the other covenants and obligations in Section 6 must have been performed and complied with in all respects.

          C. The results of any investigation performed by Seller in connection with Sections 6.1 shall be satisfactory to Seller in its sole discretion.

20.3. Consents. Each of the Consents identified in Schedule 3.2 of the Disclosure Schedule must have been -------- ------------- obtained and must be in full force and effect.

20.4. Additional Documents. Buyer must have caused documents to be delivered to Seller, as Seller may reasonably --------------------- request, for the purpose of (i) evidencing the accuracy of any representation or warranty of Buyer; (ii) evidencing the performance by Buyer of, or the compliance by Buyer with, any covenant or obligation required to be performed or complied with by Buyer; (iii) evidencing the satisfaction of any condition referred to in this Section 8. or
(iv) otherwise facilitating the consummation of any of the Contemplated Transactions.

20.5. No Proceedings. Since the date of this Agreement, there must not have been commenced or threatened against -------------- Seller, or against any Person affiliated with Seller, any Proceeding (i) involving any challenge to, or seeking Damages or other relief in connection with, any of the Contemplated Transactions or (ii) that may have the effect of preventing, delaying, making illegal, or otherwise interfering with any of the Contemplated Transactions.

20.6. No Prohibition. Neither the consummation nor the performance of any of the Contemplated Transaction will, -------------- directly or indirectly (with or without notice or lapse of time), materially contravene, or conflict with, or result in a material violation of, or cause Seller or any Person affiliated with Seller to suffer any material adverse consequence under, (i) any applicable Legal Requirement or Order or (ii) any Legal Requirement or Order that has been published, introduced or otherwise proposed by or before any Governmental Body.

20.7. Board of Director's of Buyer. Seller shall nominate and elect to Board of Directo rs of Buyer, two (2) ------------------------------ individuals of
Sellers choosing. Upon request, Seller shall remove themselves from the Board of Directors.

21.      TERMINATION.
21.1.    Termination Events.
         ------------------

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

               (ii) By Seller, if any of the conditions in Section 7. have not been satisfied of the Closing Date or if satisfaction of such a condition is or becomes impossible (other than through the failure of Seller to comply with their obligations under this Agreement) and Seller has not waived such condition on or before the Closing Date; or

          C. By mutual consent of Buyer and Seller; or

          D. By either Buyer or Seller if the Closing has not occurred (other than through the failure of any party seeking to terminate this Agreement to comply fully with its obligations under this Agreement) on or before July 13, 2001, or such later date as the parties may agree upon.

21.2. Effect of Termination. Each party's right of termination under Section
9.1. is in addition to any other ---------------------- rights it may have under this Agreement or otherwise, and the exercise of a right of termination will not be an election of remedies. If this Agreement is terminated pursuant to Section 9.1., all further obligations of the parties under this Agreement will terminate, except that the obligations in Sections 12.1. and 12.3. will survive; provided, however, that if this Agreement is terminated by a party because of the Breach of the Agreement by the other party or because one (1) or more of the conditions to the terminating party's obligations under this Agreement is not satisfied as a result of the other party's failure to comply with its obligations under this Agreement, the terminating party's right to pursue all legal remedies will survive such termination unimpaired.

22.      INDEMNIFICATION; REMEDIES.
22.1. Agreement by Seller to Indemnify., Subject to Section 11.4, Seller (the "Seller Indemnifying Party"), agrees that they will indemnify and hold Buyer harmless in respect of the aggregate of all indemnifiable Damages of Buyer.

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

         The foregoing obligation of Seller Indemnifying Party to indemnify Buyer shall be subject to each of the following principles or qualifications:

                  1. Each of the representations and warranties made by Seller in this Agreement or pursuant hereto, shall survive for a period of one (1) year after the Closing; provided, however, that the representations and warranties made by Seller to the extent they relate to Seller's title to the Shares shall survive forever and that the representations and warranties made in Section 3.8. hereof ("Taxes") shall in each case survive until the first (1st) anniversary of the later of:

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

22.2. Agreements by Buyer to Indemnify. Buyer (the "Buyer Indemnifying Party"), agrees to indemnify and hold ---------------------------------- Seller harmless in respect of the aggregate of all Indemnifiable Damages of any of Seller Indemnified Parties.

         For this purpose, "Indemnifiable Damages" of the of Seller means the aggregate of all Damages incurred or suffered by Seller resulting from:

          A. Any inaccurate representation or warranty made by Buyer or pursuant to this Agreement; or

          B. Any default in the performance of any of the covenants or agreements made by Buyer in this Agreement.

         With respect to the measurement of "Indemnifiable Damages", Seller shall have the right to be put in the same financial position as they would have been had each of the representations and warranties of Buyer been true and correct and had each of the covenants of Buyer been performed in full.

         The amount of any Indemnifiable Damages otherwise payable to any Seller hereunder shall be reduced if the Indemnifiable Damages incurred by Seller will provide Seller with income tax deductions or credits. The amount of the reduction shall be the amount of the actual cash tax savings realized by Seller as a result of such deductions or credits discounted to its present value as of the date of the payment of the Indemnifiable Damages from the date such Indemnifiable Damages were incurred by Seller at the rate of interest charged on such date by the Internal Revenue Service on underpayment of taxes.

         The foregoing obligation of Buyer Indemnifying Party to indemnify Seller shall be subject to each of the following principles or qualifications:

                  10.2.1 Each of the representations and warranties made by Buyer in this Agreement or pursuant hereto shall survive for a period of one (1) year after the Closing Date.

         No claim for the recovery of Indemnifiable Damages may be asserted by Seller against Buyer Indemnifying Party or its successors in interest after such representations and warranties shall be thus extinguished; provided, however, that claims first asserted in writing within the applicable period shall not thereafter be barred. 22.3. Matters Involving Third Parties. If any third party shall notify Buyer or Seller (the "Indemnified Party") with respect to any matter which may give rise to a claim for indemnification against any other Party (the "Indemnifying Party") under this Section 10., then the Indemnified Party shall notify each Indemnifying Party thereof promptly; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any liability or obligation hereunder unless (and then solely to the extent that) the Indemnifying Party thereby is Damaged.

         If any Indemnifying Party notifies the Indemnified Party within fifteen
(15) days after the Indemnified Party has given notice of the matter that the Indemnifying Party is assuming the defense thereof, then:

          A. The Indemnifying Party will defend the Indemnified Party against the matter with counsel of its choice satisfactory to the Indemnified Party;

          B. The Indemnified Party may retain separate co-counsel at its sole cost and expense (except that the Indemnifying Party will be responsible for the fees and expenses of the separate co-counsel to the extent the Indemnified Party reasonably concludes after consultation with Indemnifying Party's counsel, that the counsel the Indemnifying Party has selected has a conflict of interest);

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

         10.4. Limitations on Indemnification. Notwithstanding the provisions of Sections 10.1 or 10.2 hereof, neither party shall have any liability to indemnify the other until and to the extent that the aggregate amount of indemnifiable claims hereunder equals or exceeds $5,000, and the cap on any indemnification claims hereunder shall in no event exceed an amount equal to one half of the value of Buyer's Stock transferred hereunder valued as of the Closing Date. The parties agree that: (1) any and all liability of each Seller under this Agreement or pursuant hereto shall be the several liability of the Seller in question and not the joint liability of the Sellers as a group, and
92) if a liability is applicable to all of the Sellers, the extent of the liability of each Seller shall be the particular Seller's pro-rate share of such liability as based on the ownership of the Shares by such Seller. 23. POST-CLOSING AGREEMENTS.
23.1. Consistency in Reporting. Each party hereto agrees that: the Contemplated Transactions shall be reported for Federal income tax purposes consistent with the provisions of this Agreement and if the characterization of any transaction contemplated in this agreement or any ancillary or collateral transaction is challenged, each party hereto will testify, affirm and ratify that the characterization contemplated in such agreement was with the characterization intended by the party; provided, however, that nothing herein shall be construed as giving rise to any obligation if the reporting position is determined to be incorrect by final decision of a court of competent jurisdiction.
24.      GENERAL PROVISIONS.
24.1. Expenses. Except as otherwise expressly provided in this Agreement, Buyer shall bear all expenses incurred, whether by Buyer or Seller, in connection with the preparation, execution and performance of this Agreement and the Contemplated Transaction, including all fees and expenses of agents and representatives, but excluding counsel.

         Seller will cause the Company not to incur any out-of-pocket expenses in connection with the Contemplated Transactions. In the event of termination of this Agreement, the obligation of each party to pay its own expenses will be subject to any rights of such party arising from a breach of this Agreement by another party. 24.2. Public Announcements. Any public announcement or similar publicity with respect to this Agreement or the Contemplated Transactions will be issued, if at all, at such time and in such manner as Buyer determines. Unless consented to by Buyer in advance or required by Legal Requirements, prior to the Closing, Seller shall, and shall cause the Company to, keep this Agreement strictly confidential and may not make any disclosure of this Agreement to any Person.

         Seller and Buyer will consult with each other concerning the means by which the Company's employees, customers, and suppliers and others having dealings with Seller will be informed of the Contemplated Transactions, and Buyer will have the right to be present for any such communication.
24.3. Confidentiality. Between the date of this Agreement and the Closing Date and for a period of three (3) years after the date of this Agreement if the Contemplated Transactions are not consummated, Buyer and Seller will maintain in confidence, and will cause the directors, officers, employees, agents, and advisors of Buyer and the Company to maintain in confidence, and not use to the detriment of another party or the Company any written, oral, or other information obtained in confidence from another party or Company in connection with this Agreement or the Contemplated Transactions, unless:

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

         If the Contemplated Transactions are not consummated, each party will return or destroy as much of such written information as the other party may reasonably request. Whether or not the Closing takes place, Seller waives, and will upon Buyer's request cause Seller to waive, any cause of action, right, or claim arising out of the access of Buyer or its representatives to any trade secrets or other confidential information of the Company. 24.4. Notices. All notices, consents, waivers, and other communications under this Agreement must be in writing and will be deemed to have been duly given when (i) delivered by hand (with written confirmation of receipt); (ii) sent by telecopier (with written confirmation of receipt), provided that a copy is mailed by registered mail, return receipt requested or (iii) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):


                  Seller:
                                        World Touch, LLC
                                        3746 Christine Street, NW
                                        Kennesaw, GA  30144

                                        Attn:  Todd Holbrook


                  Buyer:                Elite Technologies, Inc.
                                        5050 Oakbrook Parkway
                                        Suite 100
                                        Norcross, GA  30328

                  With a copy to:       Morris, Manning & Martin, L.L.P.
                                        1600 Atlanta Financial Center
                                        3343 Peachtree Road, N.E.
                                        Atlanta, Georgia 30326-1044
                                        Attention:   Bryan G. Harrison, Esq.
                                        Telecopy No.:  (404) 365-9532
24.5. Jurisdiction; Service of Process. Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement may be brought against any of the parties in the courts of the State of Georgia, County of DeKalb, or, if it has or can acquire jurisdiction, in the United States District Court for the Northern District of Georgia, and each of the parties consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on any party anywhere in the world.
24.6. Further Assurances. The parties agree (i) to furnish upon request to each other such further information; (ii) to execute and deliver to each other such other documents and (iii) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement and the documents referred to in this Agreement.
24.7. Waiver. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power, or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege.

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

          B. No waiver that may be given by a party will be applicable except in the specific instance for which it is given; and

          C. No notice to or demand on one (1) party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.
     24.8. Entire Agreement and Modification. This Agreement supersedes all prior agreements between the parties with respect to its subject matter (including the Letter of Intent between Buyer and Seller) and constitutes (along with the documents referred to in this Agreement) a complete and exclusive statement of the terms of the agreement between the parties with respect to its subject matter. This Agreement may not be amended except by a written agreement executed by the party to be charged with the amendment.
     24.9. Disclosure Schedule. -------------------

                  A. The disclosures in the Disclosure Schedule, and those in any Supplement thereto, must relate only to the representations and warranties in the Section of the Agreement to which they expressly relate and not to any other representation or warranty in this Agreement.

                  B. In the event of any inconsistency between the statements in the body of this Agreement and those in the Disclosure Schedule (other than an exception expressly set forth as such in the Disclosure Schedule with respect to a specifically identified representation or warranty), the statements in the body of this Agreement will control.
24.10. Assignments, Successors and No Third-Party Rights. Neither party may assign any of its rights under this Agreement without the prior consent of the other parties, which will not be unreasonably withheld, except that Buyer may assign any of its rights under this Agreement to any Subsidiary of Buyer; provided, however, Buyer will continue to be responsible for its representations, warranties, covenants, indemnities, and obligations under this Agreement. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties.

         Nothing expressed or referred to in this Agreement will be construed to give any Person other than the parties to this Agreement any legal or equitable right, remedy, or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement and their successors and assigns. 24.11. Severability. If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement will remain in full force and effect. Any provision of this Agreement held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.
24.12. Section Headings; Construction. The headings of Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Agreement. All words used in this Agreement will be construed to be of such gender or number as the circumstances require. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

24.13. Time of Essence. With regard to all dates and time periods set forth or referred to in this Agreement, ---------------- time is of the essence.

24.14. Governing Law. This Agreement will be governed by the laws of the State of Georgia without regard to -------------- conflicts of laws principles.

24.15. Counterparts. This Agreement may be executed in one or more counterparts, each of which will be deemed to ------------ be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement.



         IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first written above.



              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                  Schedule 3.22

                                   Milestones

-------------------------- ----------------------- --------------------
Milestone Date             Revenue                 Additional shares
-------------------------- ----------------------- --------------------
December 1, 2001           $600,000                150,000
June 1, 2002               $1,400,000              350,000
December 1, 2002           $1,700,000              425,000
June 1, 2003               $2,300,000              575,000
December 1, 2003           $2,500,000              625,000
June 1, 2004               $2,700,000              675,000
December 1, 2004           $3,300,000              825,000