Form 10QSB
period 2001-08-31
ELITE TECHNOLOGIES INC /TX/
filed 2001-10-15
CIK 835909

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               |X| For the Quarterly Period ended August 31, 2001

                                       Or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM June 1, 2001 TO August 31, 2001


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |x | No | |


The number of issued and outstanding shares of the issuer's class of capital stock as of August 31, 2001, the latest practicable date, is as follows:
75,012,434 shares of Common Stock $.0001 par value.
-------------------------------------------------------

                            ELITE TECHNOLOGIES, INC.

                                      Index


PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements:

     Consolidated Balance Sheets-August 31, 2001 and May 31, 2001.           3

     Consolidated Statements of Operations-Three Month Period  Ended
         August 31, 2001 and August 31, 2000.(Unaudited)                     4

     Consolidated Statements of Cash Flows-Three Month Period Ended
         August 31, 2001 and August 31, 2000. (Unaudited)                    5

     Notes to Consolidated Financial Statements (unaudited)                  7

     Report on Review by Independent Accountants                             9

Item 2. Management's Discussion and Analysis of Financial Condition         10
                  And Results of Operations

PART II - OTHER INFORMATION

         Item 3.  Legal Proceedings                                         12

         Item 4.  Changes in Securities                                     12

         Item 5.  Defaults upon Senior Securities                           12

         Item 6.  Submission of matters to Vote of Security Holders         12

         Item 7.  Other Information                                         12

         Item 8.  Exhibits and Reports                                      12

                     Exhibit Index

Signature                                                                   13

PART I
Financial Information
 Item I

                                ELITE TECHNOLOGIES, INC., AND SUBSIDIARIES
                                       Consolidated Balance Sheets

                                                           August 31,          May 31,
                                                             2001               2001
                                                          (Unaudited)         (Audited)
Assets
Current assets:
  Cash on hand and in banks                               $214,093            $80,450
  Accounts receivable, less allowance for doubtful
      accounts of $80,000 at  August 31, 2001 and
      May 31, 2001, respectively.                          803,165            639,979
  Receivable from officer                                  865,277            707,624
  Inventory                                                544,838            690,012
                                                        ------------------------------
             Total current assets                        2,427,373          2,118,065

Property and equipment, net                                495,688            561,330
Excess of cost over net assets of businesses acquired,
     less accumulated amortization of $1,599,019 and
     $1,259,876 at August 31, 2001, and May 31, 2001,
     respectively.                                       5,189,123          5,523,017
Other assets                                                10,000             10,000
                                                        ------------------------------
                Total Assets                            $8,122,184         $8,212,412
                                                        ==============================
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                            389,863            213,537
  Accounts payable                                       1,524,750            926,905
  Accrued expenses                                          43,633            163,475
  Federal payroll taxes payable                            928,888            928,888
  State payroll taxes payable                              321,614            321,614
  Reserve for acquisition                                1,662,400          1,662,400
  Income Taxes                                              12,000             12,000
                                                        ------------------------------
                                                         4,883,148          4,228,819
Long-term liabilities:
  Convertible note payable                               1,117,801          1,117,801
                                                        ------------------------------
             Total liabilities                           6,000,949          5,346,620
                                                        ------------------------------
Stockholders' equity:
  Common stock, $.0001 par value; 500,000,000 shares
      authorized; 75,012,434 and 61,812,434 issued and
      outstanding at August 31, 2001 and May 31, 2001,
      respectively                                           7,501              6,181
  Additional paid-in capital                            44,159,707         43,963,877
  Retained Deficit                                     (42,045,973)       (41,104,266)
                                                        ------------------------------
                Total stockholders' equity               2,121,235          2,865,792
                                                        ------------------------------
      Total liabilities and equity                      $8,122,184        $ 8,212,412
                                                        ==============================





    The Notes to Financial Statements are an integral part of this statement
 .

                   ELITE TECHNOLOGIES, INC., AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                Three Month Period Ended
                                              August 31,        August 31,
                                                 2001              2000



 Revenues                                      $4,009,186        $3,630,818
 Cost of Sales                                  3,597,518         2,968,113
                                          ----------------------------------
                Gross Profit                      411,668           662,705
                                          ----------------------------------


 Salaries, wages and benefits                     194,301           328,101
 Depreciation and amortization                    339,144           373,958
 Other operating expenses                         604,674           493,246
 Stock based compensation                         191,900                 -
 Investment banking fees                                -         1,584,031
                                          ----------------------------------
                                                1,330,019         2,779,336
                                          ----------------------------------

             Operating income (loss)             (918,351)       (2,116,631)
                                          ----------------------------------

 Interest expense                                  23,356                 -
 Other expenses/(income) - net                          -             1,713
                                          ----------------------------------
                                                   23,356             1,713
                                          ----------------------------------

             Loss before income taxes            (941,707)       (2,118,344)

 Income taxes                                           -                 -
                                          ----------------------------------
             Net loss                           ($941,707)      ($2,118,344)
                                          ==================================

 Net Loss Per Share of Common Stock:
      Basic and Diluted                            ($0.01)           ($0.06)
                                          ==================================

 Weighted Average Number of Common
      Shares Used In Calculating
      Net Loss Per Share of Common Stock:

      Basic and Diluted                        63,512,571        38,475,720
                                          ==================================






    The Notes to Financial Statements are an integral part of this statement.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Three Month Period Ended
                                                                 August 31,           August 31,
                                                                    2001                 2000
Cash flows from operating activities:
   Net loss                                                      ($941,707)          ($2,118,344)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                               339,144               373,958
       Stock based compensation                                    191,900                     -
       Commitment to issue stock for investment
         banking services                                                -             1,584,253
       Decrease (increase) in:
         Accounts receivable                                      (163,186)           (1,036,924)
         Inventory                                                 145,173                     -
         Note receivable                                                 -               527,470
         Other assets                                                    -              (702,099)
       Increase (decrease) in:
         Accounts payable                                          597,845             1,966,469
         Accrued expenses and other current liabilities            (48,949)              (85,000)
                                                                ---------------------------------
               Net cash provided by operating activities           120,220               509,783
                                                                ---------------------------------

 Cash flows from investing activities:
     Purchases of property and equipment                                 -              (425,000)
     Acquisition of businesses                                      (5,250)             (175,000)
     Receivable from officers                                     (157,653)             (284,619)
                                                                ---------------------------------
               Net cash used in investing activities              (162,903)             (884,619)
                                                                ---------------------------------

 Cash flows from financing activities:
     Proceeds from short-term notes                                176,326               500,000
     Contributed capital                                                 -               150,492
                                                                ---------------------------------
               Net cash provided by financing activities           176,326               650,492
                                                                ---------------------------------

 Net increase in cash and cash equivalents                         133,643               275,656

 Cash and cash equivalents (overdraft) at beginning of period       80,450               (35,106)
                                                                ---------------------------------

 Cash and cash equivalents at end of period                       $214,093              $240,550
                                                                =================================








    The Notes to Financial Statements are an integral part of this statement.

                ELITE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows (Continued) (Unaudited)

                                                       Three Month Period Ended
                                                       August 31,    August 31,
                                                          2001          2000


Supplemental disclosures of cash flows information:

Cash paid during the period for:

     Interest                                           $23,356              -

     Income taxes                                             -              -

Acquisition of Businesses:
     Fair value of assets acquired, including goodwill        -     $2,275,562
     Promissory note issued                                   -       (425,000)
     Fair value of common stock issued                   (5,250)    (1,675,562)
                                                      -------------------------
Net cash paid for acquisitions                          ($5,250)      $175,000
                                                      ========================





    The Notes to Financial Statements are an integral part of this statement.

ELITE TECHNOLOGIES, INC., AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AUGUST 31, 2001 (UNAUDITED)

Accounting Policies

In the opinion of management the accompanying unaudited consolidated financial statements reflect all normal adjustments, exclusive of any adjustments that may be required as a result of going concern issues discussed further in the financial information, necessary to present fairly the financial position of Elite Technologies, Inc., and Subsidiaries at August 31, 2001 and the results of operations for the three months ended August 31, 2001 and August 31, 2000 and cash flows for three months ended August 31, 2001 and August 31, 2000. The results of operations for the three month periods ended August 31, 2001 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year May 31, 2002.

The financial information as of August 31, 2001 should be read in conjunction with the financial statements contained in Elite Technologies, Inc. Form 10-K Annual Report for May 31, 2001.

Recognition of Revenue and Expense

Web site development and consulting services are generally performed on a time and materials basis and are recognized as the services are performed. All other revenue and expense is accrued as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash overdrafts are classified as current liabilities.

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

Cost of property sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized as income currently.

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

Payroll Taxes Payable

Payroll Taxes payable include separate line items for both federal and state tax liabilities. The assumption of which was part of the agreement to acquire Intuitive Technology Consultants, Inc. The respective state and federal tax liabilities have not been paid during previous periods due to cash flow matters. Management has worked with the appropriate tax authorities and such authorities have agreed not to impute any further interest or penalties on these accounts.

Pro-Forma Financial Information

Generally accepted accounting principles call for the disclosure of pro forma effects on acquisitions that occur during the year. Regarding the acquisition of World Touch Communications, Inc., effective July 1, 2001, this disclosure has not been reported since revenues and expenses are De minimus due to the entities start up status.

                          Israel & Ricardo Blanco, CPA's
      MEMBERS OF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS AND
             COLLEGE OF CERTIFIED PUBLIC ACCOUNTANTS OF PUERTO RICO
                          PO Box 2667 Bayamon PR 00960
                    Tel. (787) 785-1396 o Fax (787) 785-2970
                         E-mail: rickyblancocpa@att.net

                   REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Elite Technologies, Inc., and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Elite Technologies, Inc., and Subsidiaries (the "Company") as of August 31, 2001 and May 31, 2001 and the related consolidated statements of operations for the first three months ended August 31, 2001 and August 31, 2000, and the related consolidated statement of cash flows for the three months ended August 31, 2001 and August 31, 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, with the exception of the matter described in the following paragraph, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of May 31, 2001, and the related consolidated statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated August 17, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information as set forth in the accompanying consolidated balance sheet information as of May 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Our report dated August 17, 2001, on the consolidated financial statements of Elite Technologies, Inc., and subsidiaries as of and for the year ended May 31, 2001, contains an explanatory paragraph that states that the Company's recurring losses from operations and net capital deficiency raise substantial doubt about the entity's ability to continue as a going concern. The consolidated balance sheet as of May 31, 2001, does not include any adjustments that might result from the outcome of that uncertainty.

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


Atlanta, Georgia
October 15, 2001,                           Temporary Permit No. 676

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

Elite was founded as a Georgia corporation in 1996 under the name Intuitive Technology Consultants, Inc. ("ITC"). In July 1998, ITC Acquisition Group, LLP, consisting of management of ITC, acquired a majority interest, through a reverse merger, in CONCAP, Inc. On April 22, 1999, the Company changed its name to Elite Technologies, Inc.

Elite through its divisions offers a variety of services in fiscal year 2001. Accordingly, Elite has transferred most of its operations following the acquisition of ACE Manufacturing Group, Ltd, (AMG), on March 15, 2000. Elite has acquired other companies to fulfill the services of its divisions. As part of Elite's acquisition strategy, the Company has completed the acquisition agreements with AC Travel, Inc., as of June 1, 2000, International Electronic Technologies of Georgia, Inc., as of June 27, 2000, Icon Computer Parts Corp. as of February 15, 2001 and World-Touch Communications Inc., as of July 1, 2001.

The Company's principal executive offices are located at 5050 Oakbrook Parkway, Suite 100 Norcross, Georgia 30093. Telephone: (770)-559-4975. The Company's Internet address is www.elitetech-usa.com.

RECENT DEVELOPMENTS

On July 1, 2001 the Company signed a stock purchase agreement with World Touch Communications, Inc. This newly acquired, start up, company provides an integrated suite of high quality, low-cost international telecommunications services to large and small businesses, including voice-over IP (VolP), call back, prepaid calling cards, and prepaid cell phones. This acquisition was structured as a stock for stock purchase and was accounted for utilizing the purchase method of accounting. The consideration for purchase was 750,000 shares of the Registrants common stock. See pro-forma financial statements for further analysis. As of the balance sheet date of August 31, 2001 the balance sheet of World-Touch Communications, Inc. was included as a consolidated subsidiary.

Effective September 5, 2001 the Company announced that it signed a Letter of Intent to acquire 100% of Infoactiv, Inc. a Boston MA based company. Initial timelines were such that, pending due diligence procedures, a closing could take place by September 30, 2001. The Company has since received an extension through the end of October 2001.

During the quarter then ended August 31, 2001 AC Travel, Inc. was unable to provide financial statements and supporting documentation to the registrant in a timely, and routine, fashion. Management determined that the best course of action was to omit the financial statements of AC Travel, Inc. from this Form 10-Q; thereby, treating AC Travel as an unconsolidated subsidiary. This situation having already occurred in the past, it was the Company's decision to terminate all previously employed members of AC Travel with an eye toward re-staffing the organization. It was not until a period post August 31, 2001 that the Board of Directors ratified an agreement to formerly discontinue the operations of this subsidiary. According, the Company will write down any amounts specific to the net assets of AC Travel during the second quarter then ended November 30, 2001.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED AUGUST 31, 2001 AND AUGUST 31, 2000.

Revenues: Revenues from operations for the first quarter ended August 31, 2001 increased by $378,368 from $3,630,818 for the same period August 31, 2000. This increase is primarily from increased market penetration.

Cost of Sales: Cost of sales for the first quarter ended August 31, 2001 increase by $629,405 from $2,968,113 for the same period August 31, 2000. Increase between periods is strictly a function of increased sales between periods.

Salaries, Wages and Benefits: Salaries, Wages and Benefits decreased by $133,800 from $328,101 for the same period August 31, 2000. The decrease is due to staffing efficiencies.

Other Operating Expenses: For the first quarter ended August 31, 2001 other operating expenses increased by $111,428 from 493,246 for the same period August 31, 2000. The above changes stem from cost enhancements and an eye toward cost containment.

Depreciation and Amortization: The Company depreciates its assets, including goodwill, on a straight-line basis over three to five years. Depreciation and amortization expense decreased $34,814 from $373,958 over the previous quarter then ended August 31, 2000.

Stock based compensation: The increase of $191,900 between periods is due to the issuance of Company stock to both employees and consulting personnel.

Investment banking fees: The decrease of $ 1,584,031 between periods is due to the non-issuance of Company stock during the current reporting period for purposes of investment banking.

Net Loss. Net losses decreased by $1,176,637 from $2,118,344 for the same period ended August 31, 2000. The net change between periods is the cumulative function of all described changes as noted above.

Considering the current economic slowdown, the Company expects a downtick with respect to revenues for the period ending November 30, 2001. Management is currently proactive in evaluating new marketing strategies to help mitigate this possibility.


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

Part II

OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to operating a business, including claims of discrimination, wrongful termination, and other similar claims.

ITEM 4. CHANGES IN SECURITIES. None

ITEM 5. DEFAULTS UPON SENIOR SECURITIES. None

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

ITEM 7. OTHER INFORMATION. None

ITEM 8. EXHIBITS AND REPORTS. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 15, 2001               Elite Technologies, Inc.


                                         By:/s/ Scott Schuster
                                            ------------------
                                         Name:  Scott Schuster
                                         Title:  Chief Executive Officer