Form 10QSB
period 2001-11-30
ELITE TECHNOLOGIES INC /TX/
filed 2002-01-18
CIK 835909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              |X| For the Quarterly Period ended November 30, 2001

                                       Or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM September 1, 2001 TO November 30, 2001


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |x | No | |



APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 30, 2001: 84,362,434 shares of Common Stock.

                            ELITE TECHNOLOGIES, INC.
                     Index to Quarterly Report on Form 10-Q










PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets- November 30, 2001 and May 31, 2001                    3

         Condensed Consolidated Statements of Operations-Three and Six-Months Ended
         November 30, 2001 and November 30, 2000. (Unaudited)                               4

         Condensed Consolidated Statements of Cash Flows- Six-Months Ended
         November 30, 2001 and November 30, 2000. (Unaudited)                               5

         Notes to Consolidated Financial Statements (Unaudited)                             6

         Report on Review by Independent Accountants                                        9

Item 2. Management's Discussion and Analysis of Financial Condition                        10
         and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk                         16

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                        16

         Item 2.  Changes in Securities and Use of Proceeds                                16


         Item 3.  Defaults Upon Senior Securities                                          16

         Item 4.  Submission of Matters to a Vote of Security Holders                      16

         Item 5.  Other Information                                                        16

         Item 6.  Exhibits and Reports                                                     16

Signature                                                                                  17


                    ELITE TECHNOLOGIES, INC, AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                                November 30,          May 31,
                                                                                    2001                2001
                                                                                (Unaudited)            (Note)
                                                                                -----------            ------
Assets
Current assets:
  Cash on hand and in banks                                                         $70,285             $80,450
  Accounts receivable - net                                                         434,167             639,979
  Inventory                                                                         939,184             690,012
  Receivable from officer                                                           962,418             707,624
                                                                       -----------------------------------------
            Total current assets                                                  2,406,054           2,118,065

Property and equipment, net                                                         526,083             561,330
Excess of cost over net assets of businesses acquired,
   less accumulated amortization of $1,618,544 and
   $1,259,876 at November 30, 2001 and May 31, 2001,                              4,104,198           5,523,017
   respectively.

Other assets                                                                         12,596              10,000
                                                                       -----------------------------------------
                                                                                 $7,048,931          $8,212,412
                                                                       =========================================
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                                    $279,545            $213,537
  Accounts payable                                                                1,854,804             926,905
  Accrued expenses                                                                  160,537             163,475
  Federal payroll taxes payable                                                     928,888             928,888
  State payroll taxes payable                                                       321,614             321,614
  Reserve for acquisition                                                         1,662,400           1,662,400

  Income taxes                                                                       15,000              12,000
                                                                       -----------------------------------------
                                                                                  5,222,788           4,228,819
                                                                       -----------------------------------------
Long-term liabilities:
  Convertible note payable                                                        1,342,801           1,117,801
                                                                       -----------------------------------------
            Total liabilities                                                     6,565,589           5,346,620
                                                                       -----------------------------------------

Stockholders' Equity:
  Common stock, $.0001 par value; 500,000,000 shares authorized; 84,362,434 and
      61,812,434 issued and outstanding at November 30, 2001 and May 31, 2001,
      respectively                                                                    8,436               6,181
  Additional paid-in capital                                                     44,447,823          43,963,877
  Retained (deficit)                                                           (43,972,917)        (41,104,266)
                                                                       -----------------------------------------
                                                                                    483,342           2,865,792
                                                                       -----------------------------------------
                                                                                 $7,048,931          $8,212,412
                                                                       =========================================


Note: The consolidated balance sheet at May 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

            See notes to condensed consolidated financial statements.

                    ELITE TECHNOLOGIES, INC, AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended                     Six Months Ended
                                                                      August 31,                           November 30,
                                                                      ----------                           ------------
                                                                 2001              2000               2001               2000
                                                                 ----              ----               ----               ----
 Revenues                                                   $4,009,186         $3,630,818         $6,764,606         $7,334,396
 Cost of Sales                                               3,597,518          2,968,113          6,081,343          6,563,351
                                                    ----------------------------------------------------------------------------
 Gross Profit                                                  411,668            662,705            683,263            771,045


 Salaries, wages and benefits                                  194,301            328,101            525,541            239,226

 Depreciation and amortization                                 339,144            373,958            679,206            766,988

 Other operating expenses                                      604,674            493,246          1,010,828            869,635

 Stock based compensation                                      191,900                  -            471,800                  -

 Investment banking fees                                             -          1,584,031                  -          1,584,031

 Write down of non-performing asset                                  -                  -            799,051                  -
                                                    ----------------------------------------------------------------------------
                                                             1,330,019          2,779,336          3,486,426          3,459,880
                                                    ----------------------------------------------------------------------------

                  Loss from Operations                         918,351          2,116,631          2,803,163          2,688,835

 Interest expense                                               23,356                  -             50,212             12,100
 Other expenses - net                                                -              1,713                282             17,259
                                                    ----------------------------------------------------------------------------

                                                                23,356              1,713             50,494             29,359
                                                    ----------------------------------------------------------------------------

                  Loss before income taxes                     941,707          2,118,344          2,853,657          2,718,194

 Income taxes                                                        -                  -             15,000                  -
                                                    ----------------------------------------------------------------------------

                  Net Loss                                    $941,707         $2,118,344         $2,868,657         $2,718,194
                                                    ============================================================================




Net Loss Per Share of Common Stock:
              Basic and Diluted                                ($0.01)            ($0.06)            ($0.04)            ($0.07)
                                                    ============================================================================

 Weighted Average Number of Common Shares
   Used In Calculating
   Net Loss Per Share
   of Common Stock:
              Basic and Diluted                             63,512,571         38,475,720         77,132,434         41,578,630
                                                    ============================================================================


            See notes to condensed consolidated financial statements.

                    ELITE TECHNOLOGIES, INC, AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                                   Six Months Ended       Six Months Ended
                                                                                      November 30,           November 30,
                                                                                           2001                   2000
                                                                                           ----                   ----
Cash flows from (to) operating activities:
   Net loss                                                                           ($2,868,657)          ($2,718,194)

    Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and amortization                                                       679,206               766,988

       Write-down of non-performing assets                                                 799,051                     -

       Account receivable direct write off                                                   4,720                     -

       Stock based compensation                                                            471,800                     -

       Commitment to issue stock for investment
         banking services                                                                        -             1,584,031

       Decrease (increase) in:

         Accounts receivable                                                               210,583           (1,403,355)

         Receivable from stockholder                                                     (290,194)                     -

         Inventory                                                                       (213,773)                     -

         Note receivable                                                                         -               527,470

         Other assets                                                                      (5,192)             (618,940)

       Increase (decrease) in:

         Accounts payable                                                                  927,899             2,142,536

         Payroll taxes payable                                                                   -               (2,420)

         Accrued expenses and other current liabilities                                    (2,931)              (53,244)

         Income tax                                                                          3,000                     -
                                                                           ----------------------------------------------

             Net cash used in operating activities                                       (284,488)               224,872
                                                                           ----------------------------------------------


Cash flows from (to) investing activities:

     Purchases of property and equipment                                                  (18,940)             (244,204)

     Acquisition of businesses                                                                   -             (175,000)

     Receivable from officers                                                                    -             (239,458)
                                                                           ----------------------------------------------

             Net cash used in investing activities                                        (18,940)             (658,662)
                                                                           ----------------------------------------------

 Cash flows from (to) financing activities:

     Proceeds from issuance of common stock                                                      -               140,000

     Proceeds from issuance of long-term debt                                              225,000               425,000

     Proceeds from (payment on) short-term notes                                            66,008                     -

     Contributed capital                                                                     2,255               150,492
                                                                           ----------------------------------------------

             Net cash provided by financing activities                                     293,263               715,492
                                                                           ----------------------------------------------


 Net increase (decrease) in cash                                                          (10,165)               281,701


 Cash and cash equivalents at beginning of period                                           80,450              (35,106)
                                                                           ----------------------------------------------


 Cash and cash equivalents at end of period                                                $70,285              $246,595
                                                                           ==============================================

            See notes to condensed consolidated financial statements

                            Elite Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                November 30, 2001
                                   (Unaudited)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America or interim information consistent with instructions of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended May 31, 2002 and November 30, 2001, respectively may not necessarily be indicative of the results that may be expected for the year ended May 31, 2002.

For further information, refer to Elite Technologies Inc, (the Company) consolidated financial statements and footnotes thereto included on the Form 10-K for the year ended May 31, 2001.

Adoption of Accounting Pronouncements

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company has complied with the guidance of SAB 101.

In January 2001, the Company adopted the provisions of FASB Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities, as amended. The adoption of FASB Statement No. 133 did not have a material effect on the Company's financial position or results of operations because the Company is not currently using derivatives.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Statement 142, which includes the requirements to test goodwill and indefinite-lived intangible assets for impairment, rather than amortize them, will be effective for fiscal years beginning after December 15, 2001.

In  August  2001,  the FASB  issued  Statement  No.  143,  Accounting  for Asset
Retirement Obligations. This statement requires entities to record the fair value of an asset retirement obligation in the period in which it is incurred. This statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

In September 2001, the FASB issued Statement No. 144 on asset impairment that is applicable to financial statements issued for fiscal years beginning after December 31, 2001. The FASB's new rules on asset impairment supercede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets for the disposal of.

Management does not believe the adoption of these statements will have a significant impact on the Company's financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

The Company has adopted FASB Statement No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of stock options and warrants, if applicable, would be anti-dilutive. Accordingly, stock options and warrants are excluded from the computation of loss per share totaling approximately and 77,132,434 at November 30, 2001.

Inventories

Inventories are stated at the lower of cost or market. Production costs are applied to ending inventories at a rate based on production capacity and any excess production costs are charged to cost of products sold.

Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal adjustments, exclusive of any adjustments that may be required as a result of going concern issues discussed further within the enclosed financial information. Management also believes that the enclosed information presents fairly the financial position of Elite Technologies, Inc., and Subsidiaries at November 30, 2001 and the results of operations for the three and six months ended November 30, 2001 and November 30, 2000 and cash flows for six months ended November 30, 2001 and November 30, 2000. The results of operations for the three and six month periods ended November 30, respectively, should not necessarily be taken as indicative of the results of operations that may be expected for the entire year ending May 31, 2002.

The financial information as of November 30, 2001 should be read in conjunction with the financial statements contained in Elite Technologies, Inc. Form 10-K Annual Report for May 31, 2001.

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

Cost of property sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized currently as income.

Excess of Cost Over Net Assets of Businesses Acquired

The excess of cost over net assets of businesses acquired (goodwill) is being amortized using the straight-line method over five years. All goodwill transactions were effective previous to the adoption of FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142. The amortization period is based on, among other things, the nature of the products and markets, the competitive position of the acquired companies, and the adaptability of changing market conditions of the acquired companies. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate equal to the rate of return that would be required by the Company for a similar investment with like risks. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Actual and expected income tax expense can differ due to non-deductible expenses and different income tax jurisdictions.

Payroll Taxes Payable

Payroll Taxes payable include separate line items for both federal and state tax liabilities. The assumption of these liabilities was part of the agreement to acquire Intuitive Technology Consultants, Inc. The respective state and federal tax liabilities have not been paid during previous periods due to cash flow matters. Management has worked with the appropriate tax authorities and such authorities have agreed not to impute any further interest or penalties on these accounts.

Pro-Forma Financial Information

Generally accepted accounting principles in the United States of America call for the comparative presentation and the relative pro forma effects on that of the preceding year. This was not illustrated here since World Touch Communications, Inc. maintains the status of a start-up company and was not operational in previous periods.

                   REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Elite Technologies, Inc., and Subsidiaries

We have reviewed the accompanying consolidated balance sheets of Elite Technologies, Inc., and Subsidiaries (the "Company") as of November 30, 2001 and May 31, 2001 and the related consolidated statements of operations for the first three months and six months ended November 30, 2001 and November 30, 2000, and the related consolidated statement of cash flows for the six months ended November 31, 2001 and November 30, 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of May 31, 2001, and the related consolidated statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated August 17, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information as set forth in the accompanying consolidated balance sheet information as of May 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Our report dated August 17, 2001 on the consolidated financial statements of Elite Technologies, Inc., and subsidiaries as of and for the year ended May 31, 2001 contains an explanatory paragraph that states that the Company's recurring losses from operations and net capital deficiency raise substantial doubt about the entity's ability to continue as a going concern. The consolidated balance sheet as of May 31, 2001, does not include any adjustments that might result from the outcome of that uncertainty.

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


Atlanta, Georgia
January 17, 2002                            Temporary Permit No. 676



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended May 31, 2001. Other than historical and factual statements, the matters and items discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. Actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Risk Factors in the Company's Annual Form 10-K as well as this filing Form 10-Q and other documents filed by the Company with the Securities and Exchange Commission.

General

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

Elite through its divisions offers a variety of services in fiscal year 2001. Elite has transferred most of its operations following the acquisition of ACE Manufacturing Group, Ltd, (AMG), on March 15, 2000. Elite has acquired or self-incorporated companies to fulfill the services of its divisions. As part of Elite's acquisition strategy, the Company has completed acquisition agreements with AC Travel, Inc., as of June 1, 2000, International Electronic Technologies of Georgia, Inc., as of June 27, 2000, Icon Computer Parts Corp. as of February 15, 2001, World Touch Communications, Inc., as of July 1, 2001, and incorporated Intelligent Software Solutions of Georgia, Inc., as of September 6, 2001.

The Company's principal executive offices are located at 5050 Oakbrook Parkway, Suite 100 Norcross, Georgia 30093. Telephone: (770)-559-4975. The Company's Internet address is http://www.elitetechinc.com.

RECENT DEVELOPMENTS

During this reporting quarter Icon Computer Parts, Inc., has been selected as a vendor by Sam's Club. Icon Computer Parts, Inc., a wholly owned subsidiary, will be selling its computer systems, monitors, and peripherals to Sam's Clubs located throughout Puerto Rico. The monitors and systems will be sold at Sam's Club under Elite's own "Icon" brand name. During January 2002, Icon received their first purchase order through this new business relationship with Sam's Club.

During the previous quarter the Company announced Letters of Intent with the following acquisition targets: Infoactiv, Inc., CenDyne, Inc., Source Code Corporation and Integrated IT Solutions, Inc. By virtue of conclusions drawn through Company due diligence practices it was determined that efforts to acquire the above companies would be discontinued. Despite the non-closing of the above transactions, the Company will continue to invest resources into such practices of finding, then acquiring, plausible acquisitions targets in hopes of promoting shareholder value. As of the report date of this filing, the Company has no active Letters of Intent in place.

On September 6, 2001 the Company incorporated a new entity named Intelligent Software Solutions of Georgia, Inc., (ISS). The formation of ISS is to provide customers the distribution of packaged software applications and silicon chips, memory, and computer chip products. Actual business of ISS commenced in early October 2001. During the initial sixty days of operations ISS produced revenues in excess of $200,000.

As referenced in the previously issued Form 10Q, period ended August 30, 2001, the Company was to incur a charge to earnings currently, period ended November 30, 2001, with respect to non-performing assets as held by AC Travel, a wholly-owned subsidiary. See enclosed financial statements and explanation of "Results of Explanations" for further information on such matters.

Results of Operations

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2000.

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the six months ended November 30, 2001 (the 2001 period) to the six months ended November 30, 2000 (the 2000 period):

                                                              Six Months Ended
                                                                 November 30,
                                                                                                   Increase
                                                           2001                2000               (Decrease)
                                                           ----                ----               ----------
 Revenues                                              $6,764,606             $7,334,396          ($569,790)
 Cost of Sales                                          6,081,343              6,563,351           (482,008)
                                               --------------------------------------------------------------
 Gross Profit                                             683,263                771,045            (87,782)
                                               --------------------------------------------------------------


 Salaries, wages and benefits                             525,541                239,226             286,315
 Depreciation and amortization                            679,206                766,988            (87,782)
 Other operating expenses                               1,010,828                869,635             141,193
 Stock based compensation                                 471,800                      -             471,800
 Investment banking fees                                        -              1,584,031         (1,584,031)
 Write down of non-performing asset                       799,051                      -             799,051
                                               --------------------------------------------------------------
                                                        3,486,426              3,459,880              26,546
                                               --------------------------------------------------------------

             Loss from Operations                       2,803,163              2,688,835             114,328
                                                                0
 Interest expense                                          50,212                 12,100              38,112
 Other expenses - net                                         282                 17,259            (16,977)
                                               --------------------------------------------------------------
                                                           50,494                 29,359              21,135
                                               --------------------------------------------------------------

                                                                 -
             Loss before income taxes                   2,853,657              2,718,194             135,463
 Income taxes                                              15,000                      -              15,000
                                               --------------------------------------------------------------

             Net Loss                                  $2,868,657             $2,718,194             150,463
                                               ==============================================================

Revenues: Revenues from operations for the first six months ended November 30, 2001 decreased by $569,790 over the same period of the previous year. This decrease is substantially due to the reorganization of operations of International Electronic Technologies of Georgia, Inc. The revenues of Icon Computer Parts, Inc. remain strong and are expected to increase prospectively.

Cost of Sales: Cost of sales for the first six months ended November 30, 2001 decreased by $482,008 as a function of sales falling eight percent between compared periods.

Salaries, Wages and Benefits: Salaries, wages and benefits increased by $286,315 due to the Company's strategy of internalizing professional staff to help defray consulting costs.

Depreciation and Amortization: The Company depreciates its assets, including goodwill, on a straight-line basis over three to five years. This account decreased by $87,782 as a result of the write off on non-performing assets.

Other Operating Expenses: For the six months ended November 30, 2001, other operating expenses increased by $141,193 over the same period of the previous year. This difference stems, in part, from the operations of new companies World Touch Communications, Inc. and Intelligent Software Solutions of Georgia, Inc.

Stock based compensation: The increase of $471,800 between period stems from the issuance of restricted stock, for services rendered, during the six-month period ended November 30, 2001.

Investment banking fees: The decrease of $1,584,031 between periods resulted from the non-issuance of restricted stock to investment bankers during the six-month period ended November 30, 2001.

Write down of non-performing assets: This amount reflects the net write down of goodwill as it relates to AC Travel, Inc.

Income taxes: This a result from profitable operations as located in other income tax jurisdictions.

Net Loss: Net loss increased by $150,463 for the above six-month period due to the above aforementioned reasons.

Accounts payable: Accounts payable increased by $330,054 when compared to the previously issued Form 10-Q, representing the reporting period ended August 31, 2001. This increase reflects increased growth of Icon and the addition of inclusion of ISS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2000

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three months ended August 31, 2001 (the 2001 period) to the three months ended August 31, 2000 (the 2000 period):

                                                                 Three Months Ended
                                                                      August 30,
                                                                                                    Increase
                                                               2001                 2000           (Decrease)
                                                               ----                 ----           ----------
 Revenues                                                 $4,009,186          $3,630,818            $378,368
 Cost of Sales                                             3,597,518           2,968,113             629,405
                                                -------------------------------------------------------------
 Gross Profit                                                411,668             662,705           (251,037)


 Salaries, wages and benefits                                194,301             328,101           (133,800)
 Depreciation and amortization                               339,144             373,958            (34,814)
 Other operating expenses                                    604,674             493,246             111,428
 Stock based compensation                                    191,900                   -             191,900
 Investment banking fees                                           -           1,584,031         (1,584,031)
 Write down of non-performing asset
                                               --------------------------------------------------------------
                                                           1,330,019           2,779,336         (1,449,317)
                                               --------------------------------------------------------------

             Loss from Operations                            918,351           2,116,631         (1,198,280)

 Interest expense                                             23,356                   -              23,356
 Other expenses - net                                              -               1,713             (1,713)
                                               --------------------------------------------------------------
                                                              23,356               1,713              21,643
                                               --------------------------------------------------------------

             Loss before income taxes                        941,707           2,118,344         (1,176,637)

 Income taxes                                                      -                   -                   -
                                               --------------------------------------------------------------

             Net loss                                       $941,707          $2,118,344        ($1,176,637)
                                               ==============================================================

Revenues: Revenues from operations for the first quarter ended August 31, 2001 increased by $378,368 from $3,630,818 for the same period August 31, 2000. This increase is primarily from increased market penetration.

Cost of Sales: Cost of sales for the first quarter ended August 31, 2001 increased by $629,405 from $2,968,113 for the same period August 31, 2000. Increase between periods is strictly a function of increased sales between periods.

Salaries, Wages and Benefits: Salaries, Wages and Benefits decreased by $133,800 from $328,101 for the same period August 31, 2000. This decrease is due to staffing efficiencies.

Depreciation and Amortization: The Company depreciates its assets, including goodwill, on a straight-line basis over three to five years. Depreciation and amortization expense decreased $34,814 from $373,958 over the previous quarter then ended August 31, 2000.

Other Operating Expenses: For the first quarter ended August 31, 2001 other operating expenses increased by $111,428 from 493,246 for the same period August 31,2000. The above changes stem from cost enhancements and an eye toward cost containment.

Stock based compensation: The increase of $191,900 between periods is due to the issuance of Company stock to both employees and consulting personnel.

Investment banking fees: The decrease of $1,584,031 between periods is due to the non-issuance of Company stock during the current reporting period for purposes of investment banking.

Net Loss: Net losses decreased by $1,176,637 from $2,118,344 for the same period ended August 31, 2000. The net change between periods is the cumulative function of all described changes as noted above.

Liquidity and Capital Resources

The Company's capital requirements have principally related to the acquisition of businesses, working capital needs and capital expenditures for growth. These requirements have been met through a combination of private placements and internally generated funds. Although the Company incurred direct costs for acquisitions, the Company completed these acquisitions primarily in stock for stock transactions. Management contends that such agreements for debt and equity funding have been sufficient to enable the Company to continue operating as a going concern. However, we expect to enter into further agreements for such additional funding.

Risk Factors

Impact Of Terrorist Attacks

The terrorist attacks in New York and Washington D.C. in September of 2001 have disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. We are unable to predict whether the threat of terrorism or the response thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material effect on our business, results of operations, or financial condition. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending, or our inability to effectively market and sell our products, our business and results of operations could be adversely affected.

Quarterly Fluctuations

The company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including product returns, purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company, technological factors, variations in sales by product and distribution channels, and competitive pricing and general economic conditions throughout the industrialized world. Due to the factors noted above and other risks discussed in this section, management believes that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. Quarterly variations in our operations could result in significant volatility in our stock price and the market price for our common stock might fall. It is likely, in the future quarters, our operating results may be below the expectations of securities analysts or investors. If this occurs, the price of our common stock is likely to decrease.

Our Ability To Raise Funds To Subsidize Operations Is Limited

Our operating results to date have been net losses and have required cash from investors and loans from third parties and from related parties. Our ability to raise capital to fund future operations is limited and cannot be relied upon if present working capital funds are depleted. Additional capital may not be available on terms favorable to us, or at all. If we are unable to raise additional capital when we require it, our business could be harmed. In addition, any additional issuance of equity or equity-related securities to raise capital will be dilutive to our stockholders.

We Have Incurred Significant Losses, And Our Failure To Increase Our Revenues Could Prevent Us From Achieving Profitability

We have incurred significant losses since our inception in 1996 and expect to incur losses in the future. We have not achieved profitability on a quarterly basis. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not continue to grow, and we may never generate sufficient revenues to achieve profitability.

Risk Related To Our Common Stock

There may be sales of a substantial amount of our common stock, as permitted under Rule 144, by our existing stockholders and these sales could cause our stock price to decline. These issued shares, originally restricted shares, may be sold in the future without registration under the Securities Act to the extent permitted under Rule 144, Rule 701, or another exemption under the Securities Act.

Insiders Will Continue To Have Substantial Control Over This Company And Could Delay A Change In Corporate Control, Which May Negatively Affect Your Investment

As a result, these insiders and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by stockholders, including the election of and approval of significant corporate transactions. This ability may have the effect of delaying a change, which may be favored by other stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is currently not exposed to any significant financial market risks from changes in foreign currency exchange rates or changes in interest rates and does not use derivative financial instruments. A substantial majority of our revenue and capital spending is transacted in U.S. dollars. However, in the future, we may enter into transactions in other currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically could affect the volume of sales or foreign currency sales price as competitors' products become more or less attractive.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
            Certain litigation involving the Company is described in the Company's Form 10-K for the year ended May 31, 2001. Subsequent to the filing of Form 10-K May 31, 2001, no material developments have occurred with respect to such litigation.

Item 2. Changes in Securities and Use of Proceeds
                  None

Item 3. Defaults Upon Senior Securities
                  None

Item 4. Submission of Matters to a Vote of Security Holders
                  None

Item 5. Other Information
                  None

Item 6. Exhibits and Reports

a)       Exhibits:
                  None

b)       Reports on Form 8-K.
                    None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 17, 2001                      Elite Technologies, Inc.


                                      By:         /s/ Scott Schuster
                                                 -----------------------
                                               Name:  Scott Schuster
                                               Title:  Chief Executive Officer