Form 10QSB/A
period 2001-11-30
ELITE TECHNOLOGIES INC /TX/
filed 2002-03-06
CIK 835909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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



                         Commission File Number: 0-17597

                            ELITE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                  Texas                            76-0252296
    (State or other Jurisdiction of     (IRS Employer Identification No.)
     Incorporation or organization)

                    3340 Peachtree Place
                         Suite 1800
                      Atlanta, Georgia                     30326
           (Address of principal executive offices)      (Zip Code)

                                  404-812-5312
              (Registrant's telephone number, including area code)



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

                            ELITE TECHNOLOGIES, INC.
                   Index to Quarterly Report on Form 10-QSB/A




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             Condensed Consolidated Balance Sheets- November 30, 2001 and May 31, 2001           3

             Condensed Consolidated Statements of Operations-Three and Six-Months Ended
             November 30, 2001 and November 30, 2000. (Unaudited)                                4

             Condensed Consolidated Statements of Cash Flows- Six-Months Ended
             November 30, 2001 and November 30, 2000. (Unaudited)                                5
             Notes to Condensed Consolidated Financial Statements (Unaudited)                    6

             Report on Review by Independent Accountants                                         10

Item 2. Management's Discussion and Analysis of Financial Condition                              11
         and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk                               16

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              17

         Item 2.  Changes in Securities      and Use of Proceeds                                 17


         Item 3.  Defaults Upon Senior Securities                                                17

         Item 4.  Submission of Matters to a Vote of Security Holders                            17

         Item 5.  Other Information                                                              17

         Item 6.  Exhibits and Reports                                                           17


Signature                                                                                        18


                    ELITE TECHNOLOGIES, INC, AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                   November 30,           May 31,
                                                                                       2001                 2001
                                                                                    (Unaudited)            (Note)
Assets
Current assets:
  Cash on hand and in banks                                                           $70,285             $80,450
  Accounts receivable - net                                                           434,167             639,979
  Inventory                                                                           939,184             690,012
  Receivable from officer                                                             962,418             707,624
                                                                        ------------------------------------------
             Total current assets                                                   2,406,054           2,118,065

Property and equipment, net                                                           526,083             561,330
Excess of cost over net assets of businesses acquired,
   less accumulated amortization of $1,618,544 and
   $1,259,876 at November 30, 2001 and May 31, 2001,                                4,104,198           5,523,017
   respectively.
Other assets                                                                           12,596              10,000
                                                                        ------------------------------------------
                                                                                   $7,048,931          $8,212,412
                                                                        ==========================================
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                                      $279,545            $213,537
  Accounts payable                                                                  1,854,804             926,905
  Accrued expenses                                                                    160,537             163,475
  Federal payroll taxes payable                                                       928,888             928,888
  State payroll taxes payable                                                         321,614             321,614
  Reserve for acquisition                                                           1,662,400           1,662,400

  Income taxes                                                                         15,000              12,000
                                                                        ------------------------------------------
                                                                                    5,222,788           4,228,819
                                                                        ------------------------------------------
Long-term liabilities:
  Convertible note payable                                                          1,342,801           1,117,801
                                                                        ------------------------------------------
             Total liabilities                                                      6,565,589           5,346,620
                                                                        ------------------------------------------

Stockholders' Equity:
  Common stock, $.0001 par value; 500,000,000 shares authorized;
  84,362,434 and 61,812,434 issued and outstanding at November 30, 2001 and May 31, 2001,

      respectively                                                                      8,436               6,181
  Additional paid-in capital                                                       44,447,823          43,963,877
  Accumulated deficit                                                            (43,972,917)        (41,104,266)
                                                                        ------------------------------------------
                                                                                      483,342           2,865,792
                                                                        ------------------------------------------
                                                                                   $7,048,931          $8,212,412
                                                                        ==========================================


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

                    ELITE TECHNOLOGIES, INC, AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                Three Months Ended                     Six Months Ended
                                                                     November 30,                          November 30,
                                                                2001              2000               2001               2000
                                                                ----              ----               ----               ----
 Revenues                                                   $2,755,420         $3,630,818         $6,764,606         $7,334,396
 Cost of Sales                                               2,483,825          2,968,113          6,081,343          6,563,351
                                                    ----------------------------------------------------------------------------
 Gross Profit                                                  271,595            662,705            683,263            771,045


 Salaries, wages and benefits                                  331,240            328,101            525,541            239,226
 Depreciation and amortization                                 285,874            373,958            679,206            766,988
 Other operating expenses                                      460,342            493,246          1,010,828            869,635

 Stock based compensation                                      279,900                  -            471,800                  -

 Investment banking fees                                             -          1,584,031                  -          1,584,031

 Write down of non-performing assets                           799,051                  -            799,051                  -
                                                    ----------------------------------------------------------------------------
                                                             2,156,407          2,779,336          3,486,426          3,459,880
                                                    ----------------------------------------------------------------------------

                  Loss from Operations                       1,884,812          2,116,631          2,803,163          2,688,835

 Interest expense                                               26,856                  -             50,212             12,100
 Other expenses - net                                              282              1,713                282             17,259
                                                    --------------------------------------                  --------------------
                                                                                         --------------------
                                                                27,138              1,713             50,494             29,359
                                                    ----------------------------------------------------------------------------

                  Loss before income taxes                   1,911,950          2,118,344          2,853,657          2,718,194

 Income taxes                                                   15,000                  -             15,000                  -
                                                    ----------------------------------------------------------------------------

                  Net Loss                                  $1,926,950         $2,118,344         $2,868,657         $2,718,194
                                                    ============================================================================



 Net Loss Per Share of Common Stock:
                  Basic and Diluted                            ($0.03)            ($0.06)            ($0.04)            ($0.07)
                                                    ============================================================================

 Weighted Average Number of Common Shares Used In
   Calculating Net Loss Per Share of Common Stock:

                  Basic and Diluted                         63,512,571         38,475,720         77,132,434         41,578,630
                                                    ============================================================================


See notes to condensed consolidated financial statements.

                    ELITE TECHNOLOGIES, INC, AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Six Months Ended       Six Months Ended
                                                                            November 30,           November 30,
                                                                                2001                   2000
                                                                                ----                   ----
Cash flows from (to) operating activities:
   Net loss                                                                ($2,868,657)          ($2,718,194)
    Adjustments to reconcile net loss to net
     cash (used in) provided by operating activities:

       Depreciation and amortization                                            679,206               766,988

       Write-down of non-performing assets                                      799,051                     -

       Account receivable direct write off                                        4,720                     -

       Stock based compensation                                                 471,800                     -
       Commitment to issue stock for investment

         banking services                                                             -             1,584,031
       Decrease (increase) in:

         Accounts receivable                                                    210,583           (1,403,355)

         Receivable from stockholder                                          (290,194)                     -

         Inventory                                                            (213,773)                     -

         Note receivable                                                              -               527,470

         Other assets                                                           (5,192)             (618,940)
       Increase (decrease) in:

         Accounts payable                                                       927,899             2,142,536

         Payroll taxes payable                                                        -               (2,420)

         Accrued expenses and other current liabilities                         (2,931)              (53,244)

         Income taxes                                                             3,000                     -
                                                                          ------------------------------------

               Net cash (used in) provided by operating activities            (284,488)               224,872
                                                                          -----------------------------------

Cash flows from investing activities:

     Purchases of property and equipment                                       (18,940)             (244,204)

     Acquisition of businesses                                                        -             (175,000)

     Receivable from officers                                                         -             (239,458)
                                                                          ------------------------------------

             Net cash used in investing activities                             (18,940)             (658,662)
                                                                          ------------------------------------

 Cash flows from financing activities:

     Proceeds from issuance of common stock                                           -               140,000

     Proceeds from issuance of long-term debt                                   225,000               425,000

     Proceeds from short-term notes                                              66,008                     -

     Contributed capital                                                          2,255               150,492
                                                                          ------------------------------------

             Net cash provided by financing activities                          293,263               715,492
                                                                          ------------------------------------


 Net increase (decrease) in cash                                               (10,165)               281,701


 Cash and cash equivalents at beginning of period                                80,450              (35,106)
                                                                          ------------------------------------

 Cash and cash equivalents at end of period                                     $70,285              $246,595
                                                                          ====================================

            See notes to condensed consolidated financial statements

                            Elite Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                November 30, 2001
                                   (Unaudited)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America or interim information consistent with instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended November 30, 2001, respectively may not necessarily be indicative of the results that may be expected for the year ended May 31, 2002.

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

Management's Plans

The Company has incurred significant recurring operating losses at May 31, 2001 and carries a working capital and a retained earnings deficit that raises uncertainty about the Company's ability to continue as a going concern. Management's business philosophy is to increase market share by virtue of acquiring companies with inherent symmetry, autonomy and profitability.

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

                   REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Elite Technologies, Inc., and Subsidiaries

We have reviewed the accompanying consolidated balance sheets of Elite Technologies, Inc., and Subsidiaries (the "Company") as of November 30, 2001 and May 31, 2001 and the related consolidated statements of operations for the three months and six months ended November 30, 2001 and November 30, 2000, and the related consolidated statements of cash flows for the six months ended November 31, 2001 and November 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Our report dated August 17, 2001 on the consolidated financial statements of Elite Technologies, Inc., and subsidiaries as of and for the year ended May 31, 2001 contains an explanatory paragraph that states that the Company's recurring losses from operations raise substantial doubt about the entity's ability to continue as a going concern. The consolidated balance sheet as of May 31, 2001, does not include any adjustments that might result from the outcome of that uncertainty.

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


Atlanta, Georgia
January 17, 2002                            Temporary Permit No. 694

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the fiscal year ended May 31, 2001. Other than historical and factual statements, the matters and items discussed in this Quarterly Report on Form 10-QSB are forward-looking statements that involve risks and uncertainties. Actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Risk Factors in the Company's Annual Form 10-K as well as this filing Form 10-QSB and other documents filed by the Company with the Securities and Exchange Commission.

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

The Company's principal executive offices are located at 3340 Peachtree Rd N.E, Suite 1800 Atlanta, Georgia 30326. Telephone: (404)-812-5312. The Company's Internet address is http://www.elitetechinc.com.

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

As referenced in the previously issued Form 10QSB, period ended August 30, 2001, the Company was to incur a charge to earnings currently, period ended November 30, 2001, with respect to non-performing assets as held by AC Travel, a wholly-owned subsidiary. See enclosed financial statements and explanation of "Results of Explanations" for further information on such matters.

Results of Operations

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2000.

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the six months ended November 30, 2001 (the 2001 period) to the six months ended November 30, 2000 (the 2000 period):

                                                     Six Months Ended
                                                        November 30,
                                                                                          Increase
                                                  2001                  2000             (Decrease)
                                                  ----                  ----             ----------
 Revenues                                     $6,764,606             $7,334,396          ($569,790)
 Cost of Sales                                 6,081,343              6,563,351           (482,008)
                                         -----------------------------------------------------------
 Gross Profit                                    683,263                771,045            (87,782)
                                         -----------------------------------------------------------


 Salaries, wages and benefits                    525,541                239,226             286,315
 Depreciation and amortization                   679,206                766,988            (87,782)
 Other operating expenses                      1,010,828                869,635             141,193
 Stock based compensation                        471,800                      -             471,800
 Investment banking fees                               -              1,584,031         (1,584,031)
 Write down of non-performing asset              799,051                      -             799,051
                                         -----------------------------------------------------------
                                               3,486,426              3,459,880              26,546
                                         -----------------------------------------------------------

             Loss from Operations              2,803,163              2,688,835             114,328
                                                       0
 Interest expense                                 50,212                 12,100              38,112
 Other expenses - net                                282                 17,259            (16,977)
                                         -----------------------------------------------------------
                                                  50,494                 29,359              21,135
                                         -----------------------------------------------------------

                                                        -
             Loss before income taxes          2,853,657              2,718,194             135,463

 Income taxes                                     15,000                      -              15,000
                                         -----------------------------------------------------------

             Net Loss                         $2,868,657             $2,718,194             150,463
                                         ===========================================================

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

Accounts payable: Accounts payable increased by $330,054 when compared to the previously issued Form 10-QSB, representing the reporting period ended August 31, 2001. This increase reflects increased growth of Icon and the addition of inclusion of ISS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2000

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three months ended November 30, 2001 (the 2001 period) to the three months ended November 30, 2000 (the 2000 period):

                                              Three Months Ended
                                                 November 30,
                                                                                        Increase
                                                  2001                2000             (Decrease)
                                                  ----                ----             ----------
 Revenues                                     $2,755,420          $3,703,578          ($948,158)
 Cost of Sales                                 2,483,825           3,595,238         (1,111,413)
                                         --------------------------------------------------------
 Gross Profit                                    271,595             108,340             163,255


 Salaries, wages and benefits                    331,240            (88,875)             420,115
 Depreciation and amortization                   285,874             466,222           (180,348)
 Other operating expenses                        460,342             376,389              83,953

 Stock based compensation                        279,900                   -             279,900

 Write down of non-performing asset              799,051                   -             799,051
                                         --------------------------------------------------------
                                               2,156,407             753,736           1,402,671
                                         --------------------------------------------------------

             Loss from Operations              1,884,812             645,396           1,239,416


 Interest expense                                 26,856                   -              26,856

 Other expenses - net                                282              15,546            (15,264)
                                         --------------------------------------------------------
                                                  27,138              15,546              11,592
                                         --------------------------------------------------------

             Loss before income taxes          1,857,674             660,942           1,227,824


 Income taxes                                     15,000                   -              15,000
                                         ---------------------------------------------------------

             Net loss                         $1,872,674            $660,942          $1,242,824
                                         ========================================================



Revenues: Revenues from operations for the first quarter ended November 30, 2001 decreased by $948,158 from $3,703,578 for the same period November 30,2000. This decrease is primarily due from the reorganization of IET and the subsequent economic effect of the terrorist attack of September 11, 2001.

Cost of Sales: Cost of sales for the first quarter ended November 30, 2001 decreased by $1,111,413 from $3,595,238 for the same period November 30, 2000. The decrease between periods is a function of a temporary decline in sales volume.

Salaries, Wages and Benefits: Salaries, Wages and Benefits increased by $420,115 from $(88,875) for the same period November 30, 2000. This increase is due, in part, to net adjustments made to payroll expense during the second quarter then ended November 30, 2000.
Also, due to the Company's strategy of internalizing professional staff to help defray consulting costs.

Depreciation and Amortization: The Company depreciates its assets, including goodwill, on a straight-line basis over three to five years. Depreciation and amortization expense decreased $180,348 from $466,222 over the previous quarter then ended November 30, 2000 due to write down non-performing intangible assets.

Other Operating Expenses: For the first quarter ended November 30, 2001 other operating expenses increased by $83,953 from $376,389 for the same period November 30, 2000. This increase reflects the inclusion of newly developed operating companies.

Stock based compensation: The increase of $279,900 between periods is due to the issuance of Company stock to both employees and consulting personnel.

Net Loss: Net losses increased by $1,239,416 from $645,396 for the same period ended November 30, 2000. The net change between periods is the cumulative function of all described changes as noted above.

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

Quarterly Fluctuations

The company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including product returns, purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company, technological factors, variations in sales by product and distribution channels, and competitive pricing and general economic conditions throughout the industrialized world. Due to the factors noted above and other risks discussed in this section, management believes that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. Quarterly variations in our operations could result in significant volatility in our stock price and the market price for our common stock might fall. It is likely, in the future quarters; our operating results may be below the expectations of securities analysts or investors. If this occurs, the price of our common stock is likely to decrease.

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


Dated: March 6, 2002                                  Elite Technologies, Inc.


                                    By:
                                                /S/ Scott Schuster
                                               --------------------
                                             Name:  Scott Schuster
                                             Title:  Chief Executive Officer