Form 10QSB
period 2002-02-28
ELITE TECHNOLOGIES INC /TX/
filed 2002-04-23
CIK 835909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              |X| For the Quarterly Period ended February 28, 2002

                                       Or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM December 1, 2001 TO February 28, 2002


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |x | No | |



APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 28, 2002, 99,350,000 shares of Common Stock.
--------------------------------------------------------------------------------

                            ELITE TECHNOLOGIES, INC.
                    Index to Quarterly Report on Form 10-QSB










PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets- February 28, 2002 and May 31, 2001                3

         Condensed Consolidated Statements of Operations-Three and Nine-Months Ended
         February 28, 2002 and February 28, 2001. (Unaudited)                                     4

         Condensed Consolidated Statements of Cash Flows- Nine-Months Ended
         February 28, 2002 and February 28, 2001. (Unaudited)                                     5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                         7

         Report on Review by Independent Accountants                                             10

Item 2. Management's Discussion and Analysis of Financial Condition                              11
         and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk                               19

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              20

         Item 2.  Changes in Securities and Use of Proceeds                                      20

         Item 3.  Defaults Upon Senior Securities                                                20

         Item 4.  Submission of Matters to a Vote of Security Holders                            20

         Item 5.  Other Information                                                              20

         Item 6.  Exhibits and Reports                                                           20


Signature                                                                                        20







                    ELITE TECHNOLOGIES, INC, AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                 February 28,          May 31,
                                                                                 ------------          -------
                                                                                     2002                2001
                                                                                     ----                ----
                                                                                 (Unaudited)            (Note)
                                                                                 -----------            ------
Assets
Current assets:
  Cash on hand and in banks                                                        $159,328             $80,450
  Accounts receivable - net                                                         544,649             639,979
  Inventory                                                                         432,107             690,012
  Receivable from officer                                                           921,252             707,624
                                                                       -----------------------------------------
Total current assets                                                              2,057,336           2,118,065

Property and equipment, net                                                         524,268             561,330
Excess of cost over net assets of businesses acquired,
   less accumulated amortization of $1,904,418 and
   $1,259,876 at February 28, 2002 and May 31, 2001,                              3,818,324           5,523,017
   respectively.

Other assets                                                                         12,596              10,000
                                                                       -----------------------------------------
Total Assets                                                                     $6,412,524          $8,212,412
                                                                       =========================================

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Notes payable                                                                    $242,395            $213,537
  Accounts payable                                                                2,110,351             926,905
  Accrued expenses                                                                  222,032             163,475
  Federal payroll taxes payable                                                     928,888             928,888
  State payroll taxes payable                                                       321,614             321,614
  Reserve for acquisition                                                         1,662,400           1,662,400

  Income taxes                                                                       18,870              12,000
                                                                       -----------------------------------------
Total current liabilities                                                         5,506,550           4,228,819
                                                                       -----------------------------------------

Long-term liabilities:
  Convertible note payable                                                        1,013,360           1,117,801
                                                                       -----------------------------------------
Total liabilities                                                                 6,519,910           5,346,620
                                                                       -----------------------------------------

Stockholders' Equity (Deficit):
  Common stock, $.0001 par value; 500,000,000 shares authorized; 99,350,000 and
      61,812,434 issued and outstanding at February 28, 2002 and May 31, 2001,
      respectively                                                                   9,935               6,181
  Additional paid-in capital                                                    47,817,429          43,963,877
  Accumulated deficit                                                          (47,934,750)        (41,104,266)
                                                                       -----------------------------------------
  Stockholders' Equity (Deficit)                                                  (107,386)           2,865,792
                                                                       -----------------------------------------
Total Liabilities and Stockholder's Equity (Deficit)                             $6,412,524          $8,212,412
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

                    ELITE TECHNOLOGIES, INC, AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended                    Nine Months Ended
                                                                    February 28,                          February 28,
                                                                    ------------                          ------------
                                                               2002              2001               2002               2001
                                                               ----              ----               ----               ----
 Revenues-net                                               $2,301,035         $3,299,484         $9,065,641        $10,633,880
 Cost of Sales                                               2,474,767          2,924,623          8,556,110          9,622,258
                                                    ----------------------------------------------------------------------------
 Gross Profit                                                (173,732)            374,861            509,531          1,011,622

 Operating Expenses:
   Salaries, wages and benefits                                278,034            166,740            803,575            405,966
   Depreciation and amortization                               285,874            410,314            965,080          1,177,302
   Other operating expenses                                    375,674          (165,736)          1,386,502            703,899

   Stock based compensation                                    527,001                  -            998,801                  -

   Investment banking fees                                           -                  -                  -          1,584,031

   Write down of non-performing assets                               -                  -            799,051                  -
                                                    ----------------------------------------------------------------------------
     Total operating expenses                                1,466,583            411,318          4,953,009          3,871,198
                                                    ----------------------------------------------------------------------------

 Loss from Operations                                        1,640,315             36,457          4,443,478          2,859,576

 Other Income And Expenses:
   Interest expense                                             23,356              1,777             73,568             13,877
   Other expenses(income) - net                                 29,924           (10,342)             30,206              6,917
                                                    ----------------------------------------------------------------------------

     Total other income and expenses                            53,280            (8,565)            103,774             20,794
                                                    ----------------------------------------------------------------------------

 Loss before income taxes                                    1,693,595             27,892          4,547,252          2,880,370

 Provision for income taxes                                      3,870                  -             18,870                  -
                                                    ----------------------------------------------------------------------------

 Net Loss                                                   $1,697,465            $27,892         $4,566,122         $2,880,370
                                                    ============================================================================


 Net Loss Per Share of Common Stock:
                  Basic and Diluted                            ($0.02)            ($0.01)            ($0.05)            ($0.05)
                                                    ============================================================================

 Weighted Average Number of Common
   Shares Used In Calculating
   Net Loss Per Share of Common Stock:

                  Basic and Diluted                         88,909,865         45,782,025         88,909,865         54,000,600
                                                    ============================================================================

            See notes to condensed consolidated financial statements.

                    ELITE TECHNOLOGIES, INC, AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Nine Months Ended      Nine Months Ended
                                                                              February 28,           February 28,
                                                                                  2002                   2001
                                                                                  ----                   ----
Cash flows from (to) operating activities:
   Net loss                                                                 ($4,566,122)           ($2,880,370)
    Adjustments to reconcile net loss to net
     cash used in operating activities:

       Depreciation and amortization                                           1,741,755              1,177,302

       Write-down of non-performing assets                                             -                      -

       Account receivable direct write off                                             -                      -

       Stock based compensation                                                  998,801                      -

       Commitment to issue stock for investment
         banking services                                                              -              1,584,031

       Decrease (increase) in:

         Accounts receivable                                                      95,330            (1,436,566)

         Inventory                                                               257,905                      -

         Note receivable                                                              -                527,470

         Other assets                                                            (2,596)              (830,696)

       Increase (decrease) in:

         Accounts payable                                                      1,183,446                687,276

         Payroll taxes payable                                                         -                (2,420)

         Accrued expenses and other current liabilities                           87,415               (52,900)

         Income tax                                                                    -                      -
                                                                  ----------------------------------------------

             Net cash used in operating activities                               204,006            (1,226,873)
                                                                  ----------------------------------------------

 Cash flows from (to) investing activities:

     Purchases of property and equipment                                         (5,156)              (140,490)

     Acquisition of businesses                                                         -              (175,000)

     Receivable from officers                                                  (213,628)              (499,162)
                                                                  ----------------------------------------------

             Net cash used in investing activities                             (218,784)              (814,652)
                                                                  ----------------------------------------------

 Cash flows from (to) financing activities:

     Proceeds from issuance of common stock                                            -                666,578

     Proceeds from issuance of long-term debt                                    225,000              1,302,185

     Proceeds from (payment on) short-term notes                                       -                      -

     Contributed capital                                                               -                251,567
                                                                  ----------------------------------------------

             Net cash provided by financing activities                           225,000              2,220,330
                                                                  ----------------------------------------------


 Net increase (decrease) in cash                                                 239,778                178,805


 Cash and cash equivalents at beginning of period                                 80,450               (35,106)
                                                                  ----------------------------------------------

 Cash and cash equivalents at end of period                                     $159,328               $143,699
                                                                  ==============================================


 Supplemental disclosures of cash flow information:

 Cash paid during the period for:

             Interest                                                                -                  $13,877
                                                                  ----------------------------------------------

             Income taxes                                                             -                      -
                                                                  ----------------------------------------------

 Acquision of businesses:

     Fair value of assets acquired, including goodwill                                 -             $3,150,563

     Fair value of liabilities  assumed                                                 -              (425,000)

     Promissory note issued                                                            -             (2,550,563)

     Fair value of common stock issued                                                 -                      -

                                                                  ----------------------------------------------

             Net cash paid for acquisitions                                            -               $175,000
                                                                  ==============================================



            See notes to condensed consolidated financial statements

                            Elite Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                February 28, 2002
                                   (Unaudited)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America or interim information consistent with instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended February 28, 2002 respectively may not necessarily be indicative of the results that may be expected for the year ended May 31, 2002.

For further information, refer to Elite Technologies Inc, (the Company) consolidated financial statements and footnotes thereto included on the Form 10-K for the year ended May 31, 2001.

Adoption of Accounting Pronouncements

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that Elite has complied with the guidance of SAB 101.

In January 2001, Elite adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations because Elite is not currently using derivatives.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Statement 141 eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Statement 142, which includes the requirements to test goodwill and indefinite-lived intangible assets for impairment, rather than amortize them, will be effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement requires entities to record the fair value of an asset retirement obligation in the period in which it is incurred. This statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

In September 2001, the FASB issued SFAS No. 144 on asset impairment that is applicable to financial statements issued for fiscal years beginning after December 31, 2001. The FASB's new rules on asset impairment supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and provides a single accounting model for the disposal of long-lived assets.

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

Basic and Diluted Loss Per Share

The Company has adopted FASB Statement No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share. However, because of the Company's net losses, the effect of stock options and warrants, if applicable, would be anti-dilutive. Accordingly, stock options and warrants are excluded from the computation of loss per share totaling approximately 88,909,865 at February 28, 2002.

Inventories

Inventories are stated at the lower of cost or market. Production costs are applied to ending inventories at a rate based on production capacity and any excess production costs are charged to cost of products sold.

Accounting Policies

In the opinion of management, the accompanying un-audited consolidated financial statements reflect all normal adjustments, exclusive of any adjustments that may be required as a result of going concern issues discussed further within the enclosed financial information. Management also believes that the enclosed information presents fairly the financial position of Elite Technologies, Inc., and Subsidiaries at February 28, 2002 and the results of operations for the three and nine months ended February 28, 2002 and February 28, 2001 and cash flows for nine months ended February 28, 2002 and February 28, 2001. The results of operations for the three and nine month periods ended February 28 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year ending May 31, 2002.

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

Excess of Cost Over Net Assets of Businesses Acquired

On goodwill established prior to 2002, the excess of cost over net assets of businesses acquired (goodwill) is being amortized using the straight-line method over five years. All goodwill transactions were effective previous to the adoption of FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142. The amortization period is based on, among other things, the nature of the products and markets, the competitive position of the acquired companies, and the adaptability of changing market conditions of the acquired companies. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

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

Management's Plans

The Company has incurred significant recurring operating losses during past reporting periods and carries a working capital and a retained earnings deficit that raises uncertainty about the Company's ability to continue as a going concern. Management's business philosophy is to increase market share by virtue of acquiring companies with inherent symmetry, autonomy and profitability.

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

                   REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Elite Technologies, Inc., and Subsidiaries

We have reviewed the accompanying consolidated balance sheets of Elite Technologies, Inc., and Subsidiaries (the "Company") as of February 28, 2002 and May 31, 2001 and the related consolidated statements of operations for the three months and nine months ended February 28, 2002 and February 29, 2001, and the related consolidated statements of cash flows for the nine months ended February 28, 2002 and February 29, 2001. These financial statements are the responsibility of the Company's management.

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

Israel & Ricardo Blanco, C.P.A.
Atlanta, Georgia
April 8, 2002                               Temporary Permit No. 694



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K, as filed with the SEC, for the fiscal year ended May 31, 2001. Other than historical and factual statements, the matters and items discussed in this Quarterly Report on Form 10-QSB are forward-looking statements that involve risks and uncertainties. Actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Risk Factors in the Company's Annual Form 10-K as well as this filing Form 10-QSB and other documents filed by the Company with the Securities and Exchange Commission. In evaluating the Company's business, prospective investors should carefully consider the information set forth below under the caption Risk Factors in addition to the other information set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

General

Elite is a technology company primarily focused on the hardware distribution and communications sector of the technology industry. Through its subsidiaries, Elite offers information technology ("IT") products, services, and solutions to small, medium and large enterprises. Elite seeks to generate growth through strategic acquisitions, increased sales, and operational efficiencies achieved through centralization and standardization of its subsidiaries' business procedures.

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

From 1998 until 2000, Elite offered a variety of IT services, including IT staffing, custom software development and integration, Internet hosting, content and technical development, hardware sales and service, and content delivery platforms. Elite also served as an authorized solution provider and application developer for leading enterprise-level software products. During this period, Elite expanded its products and services through targeted acquisitions and internal growth.

As part of its acquisition strategy, Elite acquired AMG in April 2000. Following this acquisition, Elite suspended most of its other operations to focus on developing and marketing AMG's Internet "pay-by-minute" browser (kiosk) products. As a result, revenues in fiscal year 2000 decreased to $298,230 from $1,937,317 in Fiscal Year 1999. Despite this decrease, Elite positioned itself to acquire additional companies to augment AMG's kiosk products, including companies providing content, hardware and related IT services.

In line with its stated strategy, Elite acquired International Electronic Technology of Georgia, Inc. ("IET"), AC Travel, Inc. ("AC Travel"), and Icon Computer Parts Corp. ("Icon") in June 2000, June 2000, and February 2001, respectively. IET and Icon distribute hardware through small, mid-sized, and large resellers, including Sam's Club in Puerto Rico, a division of Wal-Mart Stores, Inc. All three businesses were acquired to create synergy with AMG's kiosk products and expand Elite's overall products and services base. By virtue of Elite's aggressive acquisition pattern, revenues in fiscal year 2001 increased to $13,268,877, an increase of 4,300% over fiscal year 2000.

Since July 2001, Elite has acquired World Touch Communications, Inc. ("World Touch"), a provider of telecommunications products and services including voice-over IP ("VoIP"), and has incorporated Intelligent Software Solutions of Georgia, Inc. ("ISS"). Through World Touch, Elite has expanded into the telecommunications sector. Through ISS, a Microsoft OEM distributor for the Caribbean, Elite has developed a software distribution outlet.

Elite's objective is to become a leader in hardware and software distribution and VoIP telecommunications delivery. Elite intends to grow through strategic acquisitions that create added value for its existing subsidiaries, increased sales that target burgeoning markets in Puerto Rico, the Caribbean, and Latin America, and increased operational efficiencies that reduce costs and increase productivity across its core businesses.

Elite has suspended operations of Scanlan Music, Inc., Temporary Help Connection, Inc., and AC Travel, Inc. due to decreased product and service demand and changed economic conditions. Additionally, Elite has integrated the products and services of Elevation Strategic Partners, Inc. and Virtual Enterprises, Inc. into its other subsidiaries.

The Company's principal executive offices are located at 3340 Peachtree Rd N.E, Suite 1800 Atlanta, Georgia 30326. Telephone: (404)-812-5312. The Company's Internet address is http://www.elitetechinc.com.

RECENT DEVELOPMENTS

The Company is continuing to invest internal resources into such practices of finding, then acquiring, plausible acquisitions targets in hopes of promoting shareholder value. As of the report date of this filing, the Company has no active "Letters of Intent" in place.

Effective February 18, 2002 Elite incorporated an entity named Icon USA, Inc. ("Icon USA). This company will act as a domestic U.S. partner to Icon Computer Parts, Corp, as located in San Juan, Puerto Rico.

Within this reporting period, Elite has consummated a contractual relationship with a company to provide purchase order and accounts receivable financing. This relationship was procured to assist in the financing of various mass merchant accounts. Initially, this financing relationship has been provided to several of Elite's subsidiaries, namely, Icon Computer Parts, Corp. and Icon USA. Management is currently contemplating extending the same financing options to Intelligent Software of Georgia, Inc.

As a matter of significant subsequent events Elite has filed Form SB-2 Registration Statement as dated April 10, 2002. This document, in its final form, will register an additional 92,287,663 shares of Elite's common stock. As of the date of this filing, Elite has not received any letters of comments specific to Form SB-2 from the Securities Exchange Commission.

Results of Operations

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2001.

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the nine months ended February 28, 2002 (the 2002 period) to the nine months ended February 28, 2001 (the 2001 period):

                                                   Nine Months Ended
                                                     February 28,
                                                                                     Increase
                                                2002                2001             (Decrease)
                                                ----                ----             ----------
 Revenues-net                                 $9,065,641         $10,633,880         ($1,568,239)
 Cost of Sales                                 8,556,110           9,622,258          (1,066,148)
                                          --------------------------------------------------------
 Gross Profit                                    509,531           1,011,622            (502,091)

 Operating Expenses:
   Salaries, wages and benefits                  803,575             405,966              397,609
   Depreciation and amortization                 965,080           1,177,302            (212,222)
   Other operating expenses                    1,386,502             703,899              682,603

   Stock based compensation                      998,801                   -              998,801

   Investment banking fees                             -           1,584,031          (1,584,031)

   Write down of non-performing assets           799,051                   -              799,051
                                          --------------------------------------------------------
     Total operating expenses                  4,953,009           3,871,198            1,081,811
                                          --------------------------------------------------------

 Loss from Operations                          4,443,478           2,859,576            1,583,902

 Other Income And Expenses:
 Interest expense                                 73,568              13,877               59,691
 Other expenses (income)-net                      30,206               6,917               23,289
                                          --------------------------------------------------------
     Total other income and expenses             103,774              20,794               82,980
                                          --------------------------------------------------------

 Loss before income taxes                      4,547,252           2,880,370            1,666,882


 Provision for income  taxes                      18,870                   -               18,870
                                          --------------------------------------------------------

 Net loss                                     $4,566,122           2,880,370           $1,685,752
                                          ========================================================

Revenues: Revenues from operations for the first nine months ended February 28, 2002 decreased by $1,568,239 over the same period of the previous year. This decrease is largely due to the economic effect of the terrorist attack of September 11, 2001.

Cost of Sales: Cost of sales for the first nine months ended February 28, 2002 decreased by $1,066,148 as a function of sales falling approximately fifteen percent between compared periods.

Salaries, Wages and Benefits: Salaries, wages and benefits increased by $397,609 due to the Company's strategy of internalizing professional staff to help defray consulting costs and increased staff requirements at Icon Computer Parts, Corp.

Depreciation and Amortization: The Company depreciates its assets, including goodwill, on a straight-line basis over three to five years. This account decreased by $212,222 as a result of the write off on non-performing assets.

Other Operating Expenses: For the nine months ended February 28, 2002, other operating expenses increased by $682,603 over the same period of the previous year. This difference stems, in part, from the operations of new companies World Touch Communications, Inc. and Intelligent Software Solutions of Georgia, Inc. and Icon USA, Inc. as well as increased staff requirements at Icon Computer Parts, Corp.

Stock based compensation: The increase of $998,801 between periods stems from the issuance of restricted stock for services rendered during the nine-month period ended February 28, 2002.

Investment banking fees: The decrease of $1,584,031 between periods resulted from the non-issuance of restricted stock to investment bankers during the nine-month period ended February 28, 2002.

Write down of non-performing assets: This amount reflects the net write down of goodwill as it relates to AC Travel, Inc.

Income taxes: This is a result from profitable operations as located in other income tax jurisdictions.

Net Loss: Net loss increased by $1,685,752 for the above nine-month period due to the above aforementioned reasons.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2001

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's statements of operations in comparing the three months ended February 28, 2002 (the 2002 period) to the three months ended February 28, 2001 (the 2001 period):

                                                     Three Months Ended
                                                        February 28,
                                                                                        Increase
                                                  2002                2001              (Decrease)
                                                  ----                ----              ----------
 Revenues-net                                  $2,301,035           $3,299,484          ($998,449)
 Cost of Sales                                  2,474,767            2,924,623           (449,856)
                                       ------------------------------------------------------------
 Gross Profit                                   (173,732)              374,861           (548,593)

 Operating Expenses:
   Salaries, wages and benefits                   278,034              166,740             111,294
   Depreciation and amortization                  285,874              410,314           (124,440)
   Other operating expenses                       375,674            (165,736)             541,410

   Stock based compensation                       527,001                    -             527,001
                                       ------------------------------------------------------------
     Total operating expenses                   1,466,583              411,318           1,055,265
                                       ------------------------------------------------------------

 Loss from Operations                           1,640,315               36,457           1,603,858

 Other Income And Expenses:
 Interest expense                                  23,356                1,777              21,579
 Other expenses (income)-net                       29,924             (10,342)              40,266
                                       ------------------------------------------------------------
     Total other income and expenses               53,280              (8,565)              61,845
                                       ------------------------------------------------------------

 Loss before income taxes                       1,693,595               27,892           1,665,703


 Provision for income  taxes                        3,870                    -               3,870
                                       ------------------------------------------------------------

 Net loss                                      $1,697,465              $27,892          $1,669,573
                                       ============================================================

Revenues: Revenues from operations for the third quarter ended February 28, 2002 decreased by $998,449 from $3,299,484 for the same period February 28, 2001. This decrease is largely due to the economic effect of the terrorist attack of September 11, 2001.

Cost of Sales: Cost of sales for the third quarter ended February 28, 2002 decreased by $449,856 from $2,924,623 for the same period February 28, 2001. The decrease between periods is a function of a decline in sales volume of approximately thirty percent between periods.

Salaries, Wages and Benefits: Salaries, Wages and Benefits increased by $111,294 from $166,740 for the same period February 28, 2001. The increase between periods is due to the Company's strategy of internalizing professional staff to help defray consulting costs as well as increased staff requirements in Icon Computer Parts, Corp.

Depreciation and Amortization: The Company depreciates its assets, including goodwill, on a straight-line basis over three to five years. Depreciation and amortization expense decreased $124,440 from $410,314 over the previous quarter then ended February 28, 2001 due to write down of non-performing intangible assets.

Other Operating Expenses: For the third quarter ended February 28, 2001 other operating expenses increased by $541,410 from $(165,736) for the same period February 28, 2001. This increase reflects significant net adjustments as made to the reporting period then ended February 28, 2001.

Stock based compensation: The increase of $527,001 between periods is due to the issuance of Company stock to consulting personnel.

Net Loss: Net losses increased by $1,669,573 from $27,892 for the same period ended February 28, 2001. The net change between periods is the cumulative function of all described changes as noted above.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 1 to our to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources. Our significant accounting policies include:

Excess of Cost Over Net Assets of Businesses Acquired.

On goodwill established prior to 2002, the excess of cost over net assets of businesses acquired (goodwill) is being amortized using the straight-line method over five years. All goodwill transactions were effective previous to the adoption of FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142 "Goodwill and Other Intangible Assets". The amortization period is based on, among other things, the nature of the products and markets, the competitive position of the acquired companies, and the adaptability of changing market conditions of the acquired companies. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate equal to the rate of return that would be required by the Company for a similar investment with like risks. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Inventories.

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience. We evaluate the adequacy of these reserves on a quarterly basis.

Revenue Recognition and Accounts Receivable.

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We generally obtain oral or written purchase authorizations from our customers for a specified price and consider delivery to have occurred at the time of shipment. Revenue is recognized at shipment and a reserve for sales returns is recorded. Revenues from service sales are recognized when the service procedures have been completed or applicable milestones have been attained, as specified by each contract and as costs related to the contracts are incurred.

LIQUIDITY AND CAPITAL RESOURCES

Elite's capital requirements have principally related to the acquisition of businesses, working capital needs and capital expenditures for growth. These requirements have been met through a combination of private placements and internally generated funds. Although Elite has incurred direct costs for acquisitions, Elite has completed past acquisitions primarily with stock.

Elite currently lacks the working capital required to continue as a going concern and to achieve its acquisition program and internal growth objectives. Management expects to enter into agreements for debt or equity funding in the future in order to meet the needs of internal growth and acquisitions. Management believes that such agreements for debt or equity funding will be sufficient to enable Elite to continue operating as a going concern. However, there is no assurance that an agreement for such additional funding will be consummated.

Inter-company Funding. All of the unsecured liquidity of Elite Technologies Inc. and Subsidiaries is raised by the parent company Elite Technologies Inc., (Elite). Elite then lends the necessary funds to its subsidiaries on an as needed basis. Elite's management regulates this inter-company exposure by generally requiring inter-company loans to have maturities equal to or shorter than the maturities of the borrowings of Elite. This ensures that the subsidiaries' obligations to Elite will generally mature in advance of Elite's third-party long-term borrowings. Elite generally funds the investments in subsidiaries with debt or equity capital.

CONTRACTUAL OBLIGATIONS

Elite has contractual obligations to make future minimum payments under short-term non-cancelable lease agreements for a period of five months ending July 1, 2002. This minimum monthly obligation equates to $5,037.97. Elite also has interest payment commitments related to convertible debt agreements. Substantially all of our long-term borrowings are unsecured and consist principally of convertible debt obligations.

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

If We Fail To Effectively Manage Our Operations, Including Any Reductions Or Increases In The Number Of Our Employees, Our Operating Results Could Be Harmed.

Primarily as a result of the economic downturn and slowdown in capital spending, particularly in the computer and communications industry, we recently implemented a number of cost-cutting measures, including reductions in our workforce. The impact of these cost-cutting measures, combined with the challenges of managing our geographically dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. In addition, our ability to effectively manage our operations will be challenged to the extent that we begin expanding our workforce. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our workforce worldwide. Any failure to effectively manage our operations could harm our operating results.

Our Markets Are Highly Competitive, And If We Are Unable To Compete Successfully Our Revenues Could Decline, Which Would Harm Our Operating Results.

Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, manufacturing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower prices.

We Depend On Key Personnel To Manage Our Business Effectively In A Rapidly Changing Market.

Our future success depends, in part, upon the continued services of our executive officers and other key finance, sales, and support personnel. In addition, we depend substantially upon the continued services of key management personnel at our corporate office in Atlanta, Georgia. These officers or key employees are bound by employment agreements for a specific term.

Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the Atlanta area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Our future success depends upon the continued services of our executive officers, particularly Mr. Scott Schuster, our Chief Executive Officer and President, who has been with the Company since inception, Mr. Frank Noori, our Chief Operating Officer, who joined us in June 2000, and Mr. David Peacos, our Chief Financial Officer, who joined the firm in June 2001. Concerning matters of risk management, Elite Technologies Inc. does not have replacement policies covering these key personnel.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Certain litigation involving the Company is described in the Company's Form 10-K for the year ended May 31, 2001. Subsequent to the filing of Form 10-K May 31, 2001, no individual material developments have occurred with respect to such litigation


Item 2. Changes in Securities and Use of Proceeds
                  None

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


Date: April 22, 2002                         Elite Technologies, Inc.


                                     By:
                                                    /s/ Scott A. Schuster
                                                    ---------------------
                                                        Scott A. Schuster
                                     Director and Chief Executive Officer